Form 10-Q
period 2010-09-30
Shang Hide Consultants Ltd
filed 2010-11-10
CIK 1497120

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2010.

or

[_]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT.

For the transition period from __________ to __________

Commission file number: 000-54050

Shang Hide Consultants, Ltd.

 (Exact name of registrant as specified in its charter)

Nevada	27-2553082
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1495 Ridgeview Drive Suite #200; Reno, Nevada 89519

 (Address of Principal Executive Office) (Zip Code)

(775) 332-4200

 (Registrant's telephone number including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes  [_] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [X] Yes  [_] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [_]	Accelerated filer [_]

Non-accelerated filer [_]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes  [_] No

As of November 10, 2010, 15,000,000 shares of the registrant's common stock, $.001 par value, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

SHANG HIDE CONSULTANTS, LTD.
(A Development Stage Company)
 CONDENSED BALANCE SHEET

September 30, 2010
(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$10,330

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Advance from Stockholder	$555

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding
Common stock, $0.001 par value, authorized -- 70,000,000 shares, issued and outstanding -- 15,000,000 shares	15,000
Accumulated deficit	(5,225)
Total stockholders' equity	9,775
Total liabilities and stockholders' equity	$10,330

The accompanying notes are an integral part of these financial statements

SHANG HIDE CONSULTANTS, LTD.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2010	Inception on May 5, 2010 to September 30, 2010
	(unaudited)	(unaudited)

Net Revenue	$-	$-

Expenses:
General and administrative	2,670	5,225

Total operating expenses	2,670	5,225

Net(loss)	(2,670)	(5,225)

Net(loss) per share:
Basic and Diluted	$0.00
Weighted average common shares outstanding	15,000,000

The accompanying notes are an integral part of these financial statements

SHANG HIDE CONSULTANTS, LTD.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months ended September 30, 2010	Inception on May 5, 2010 to September 30, 2010
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(2,670)	$(5,225)
Changes in operating assets and liabilities:
Increase in advance from stockholders	-	555
Net cash (used) in operating activities	(2,670)	(4,670)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	15,000
Net cash provided by financing activities	-	15,000

Net increase (decrease) in cash and cash equivalents	(2,670)	10,330
Cash and cash equivalents at the beginning of the period	13,000	-

Cash and cash equivalents at the end of the period	$10,330	$10,330

Supplemental disclosure of cash flow information
Cash paid for interest	$--	$--

Cash paid for income taxes	$--	$--

The accompanying notes are an integral part of these financial statements

SHANG HIDE CONSULTANTS, LTD.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

The unaudited condensed financial statements included herein were prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, disclosures made are adequate to make the information not misleading.

In the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year.

Note 1 – Organization

Shang Hide Consultants (Company) was organized under the laws of the State of Nevada in May 2010.  The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings.

The Company currently has no operations and is considered to be in the development stage as defined by United States generally accepted accounting principles.

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

Management makes estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods.  Actual results could vary from these estimates.

Cash and Cash Equivalents

The Company maintains its cash at a federally insured financial institution.  Cash equivalents with maturity dates less than 90 days from the date of origination are considered to be cash equivalents for all financial reporting purposes.  The Company currently has no cash equivalents.

Fair Value

Cash and accounts payable are carried at cost which approximates their fair value in accordance with the fair value hierarchy as established by US GAAP.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that the Company expects to have a material impact on the financial position, results of operations, or cash flows.

Note 3 – Stock Issuance

In May 2010 the Company issued 15,000,000 shares of common at par value for cash totaling $15,000.

Note 4 – Related Party Transactions

At September 30, 2010 the Company owes Marty Weigel, President and Director, $555 for filing fees paid on behalf of the Company.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of Shang Hide Consultants, Ltd. (the "Company") and statements preceded by, followed by or that include the words "may," "believes," "expects," "anticipates," or the negation thereof, or similar expressions, which constitute "forward-looking statements" within the meaning of the Section 27A of the Securities Act of 1933 and Section 21E (the "Reform Act")of the Securities Exchange Act of 1934 (the "Exchange Act"). For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Reform Act. These forward-looking statements are based on the Company's current expectations and are susceptible to a number of risks, uncertainties and other factors.

The Company will not undertake and specifically declines any obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. In addition, it is the Company's policy generally not to make any specific projections as to future earnings, and the Company does not endorse any projections regarding future performance that may be made by third parties.

The following discussion and analysis provides information which the Company's management believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report, as well as the Company's Form 10 for the period ended June 30, 2010.
Business Overview & Plan of Operations

The Company, based on proposed business activities, is a "blank check" company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully completed a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities will be undertaken by or under the supervision of Marty Weigel, our President, Treasurer, Principal Financial Officer, Principal Executive Officer and a director; and Mark Bailey, Secretary, Vice President and a director.   Mr. Weigel and Mr. Bailey’s experience in identifying and conducting reverse mergers and other transactions has been gained through their involvement, over the last ten years, as independent auditors and consultants to a wide array of companies entering into similar transactions.  The Company believes the contacts obtained along with the experience in analyzing and accounting for these types of transactions is significantly beneficial in identifying potential acquisition targets.

Some of the factors considered in the target evaluation process are as follows:

(a)  Potential for growth, indicated by new technology, anticipated market expansion or new products;

(b) Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

(c)  Strength and diversity of management, either in place or scheduled for recruitment;

(d)  Capital requirements and anticipated availability of required funds, to be provided by the Registrant or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(e)  The cost of participation by the Registrant as compared to the perceived tangible and intangible values and potentials;

(f)  The extent to which the business opportunity can be advanced;

(g)  The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

(h)  Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Registrant's limited capital available for investigation, the Registrant may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

Form of Acquisition

The manner in which the Registrant participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Registrant and the promoters of the opportunity, and the relative negotiating strength of the Registrant and such promoters.

It is likely that the Registrant will acquire its participation in a business opportunity through the issuance of its common stock, par value $.001 per share (the “Common Stock”) or other securities of the Registrant. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code") depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Registrant prior to such reorganization.

The stockholders of the Registrant will likely not have control of a majority of the voting securities of the Registrant following a reorganization transaction. As part of such a transaction, the Registrant's directors may resign and one or more new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders’ meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the related costs incurred.

We presently have no employees apart from our management. Our officers and directors are engaged in outside business activities and anticipate that they will devote very limited time to our business  until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Results of Operations

During the three months ended September 30, 2010 we did not generate any revenues nor do we expect to generate revenue until the consummation of a business combination.  As of the date of this report we have not identified a potential target and correspondingly have not conducted negotiations or entered into a letter of intent concerning any potential target.

For the three months ended September 30, 2010 we incurred a total of $2,670 of expenses all of which were related to becoming a public company.  These expenses consisted of $1,700 of auditing expenses and $970 of EDGAR (SEC’s Electronic Data Gathering, Analysis and Retrieval system) filing fees.  We expect to incur only these fees and at the current levels until the consummation of a business combination, if any.

Liquidity and Capital Resources

Management believes our current cash balance of $10,330 is sufficient to meet our current obligations.  Our current obligations consist of $555 in corporate start up fees advanced by Mr. Weigel our Principal Executive and Financial Officer.  Mr. Weigel has agreed to defer payment of the obligation until the consummation of a business combination, if any.

We believe that our current resources are sufficient to meet our on-going operations, at their current levels, for at least the next twelve months.  We are currently unable to estimate our liquidity needs beyond the next twelve months.  Additionally, there are no firm future funding commitments by stockholders, management, or other third party investors.

Off-Balance Sheet Arrangements

None.

Item 4.   Controls and Procedures

We maintain "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our principal executive officer to allow timely decisions regarding required disclosure.

Evaluation of disclosure and controls and procedures.

As of September 30, 2010, the Company carried out an evaluation, under the supervision and with the participation of our Principal Executive and Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation, the Company's Principal Executive And Financial Officer has concluded that the Company's disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

Changes in internal controls over financial reporting.

There have been no changes in Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during Company's most recent quarter that has materially affected, or is reasonably likely to materially affect, Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

We are unaware of any existing or pending legal proceedings or claims against the Company.

Item 2.   Recent Sales of Unregistered Securities

On May 7, 2010, the Company offered and sold an aggregate of 15,000,000 shares of Common Stock to the three founders of the Company for an aggregate purchase price equal to $15,000 for the initial capitalization and operations of the Company.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matter to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6.   Exhibits

  31       Section 302 Certification of Principal Executive and Financial Officer

  32       Section 906 Certification of Principal Executive and Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHANG HIDE CONSULTANTS, LTD.

Date: November 10, 2010	By:	/s/ Marty Weigel
Marty Weigel, President, Treasurer, and Director, Principal Executive and Financial Officer