Form 10-K
period 2010-12-31
Shang Hide Consultants Ltd
filed 2011-04-11
CIK 1497120

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended December 31, 2010.

SHANG HIDE CONSULTANTS, LTD.

(Exact name of registrant as specified in its charter)

Nevada	27-2553082
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1495 Ridgeview Drive, Suite #200
Reno, NV	89519
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (775) 332-4200

Facsimile number: (775) 332-4210

Securities to be registered under Section 12(b) of the Act: None

Securities to be registered under Section 12(g) of the Exchange Act:
Common Stock, $.001par value

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [_] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 13(d) of the Act. Yes [_] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. To the best of registrants' knowledge, there are no disclosures of delinquent filers required in response to Item 405 of Regulation S-K. Yes [X] No [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [_]

As of December 31, 2010, the aggregate market value of the voting and nonvoting common equity held by non-affiliates of Shang Hide Consultants was $0.

The number of shares of the registrant's $.001 par value common stock outstanding as of April 8, 2011 was 15,000,000

FORWARD LOOKING STATEMENTS

There are statements in this registration statement that are not historical facts. These “forward-looking statements” can be identified by use of terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control.  For a discussion of these risks, you should read this entire Registration Statement carefully, especially the risks discussed under the section entitled “Risk Factors.” Although management believes that the assumptions underlying the forward looking statements included in this Registration Statement are reasonable, they do not guarantee our future performance, and actual results could differ from those contemplated by these forward looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements.  In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this Registration Statement will in fact transpire. You are cautioned to not place undue reliance on these forward-looking statements, which speak only as of their dates. We do not undertake any obligation to update or revise any forward-looking statements.

PART I

Item 1. Business.

Business Development

SHANG HIDE CONSULTANTS, LTD.(“we”, “us”, “our”, the “Company” or the “Registrant”) was incorporated in the State of Nevada on May 5, 2010. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company. The Company selected December 31 as its fiscal year end.

Business of Issuer

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

 As of this date, the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidates regarding business opportunities for the Company. The Registrant has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Registrant will consider the following kinds of factors:

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

Item 1A. Risk Factors.

An investment in the Company is highly speculative in nature and involves a high degree of risk.

Risks Related to our Business

There may be conflicts of interest between our management and the non-management stockholders of the Company.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of the stockholders of the Company.  A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders.

 In addition, our management may become involved with other blank check companies, and in the pursuit of business combinations, conflicts with such other blank check companies with which it may, in the future, become affiliated may arise.  If we and the other blank check companies that our management may become affiliated with desire to take advantage of the same opportunity, then those members of management that are affiliated with both companies would abstain from voting upon the opportunity. In the event of identical officers and directors, the officers and directors will arbitrarily determine the company that will be entitled to proceed with the proposed transaction. Management is not currently seeking, nor is there any plan or arrangement for any member of management to become involved in another blank check company.

We have a limited operating history.

We have a limited operating history and no revenues or earnings from operations since inception, and there is a risk that we will be unable to continue as a going concern and consummate a business combination.  We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a merger or other business combination with a private company. This may result in our incurring a net operating loss that will increase unless we consummate a business combination with a profitable business. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination, or that any such business will be profitable at the time of its acquisition by us, or ever.

We have incurred and may continue to incur losses.

Since May 5, 2010 (inception), we have incurred a net loss of $7,905.  We expect that we will incur losses at least until we complete a business combination and perhaps after such a combination as well. There can be no assurances that we will ever be profitable.

We face a number of risks associated with potential acquisitions.

We intend to use reasonable efforts to complete a merger or other business combination with an operating business. Such combination will be accompanied by risks commonly encountered in acquisitions, including, but not limited to, difficulties in integrating the operations, technologies, products and personnel of the acquired companies and insufficient revenues to offset increased expenses associated with acquisitions.  Failure to manage and successfully integrate acquisitions we make could harm our business, our strategy and our operating results in a material way.

There is competition for those private companies suitable for a merger transaction of the type contemplated by management.

The Company is in a highly competitive market for a small number of business opportunities, which could reduce the likelihood of consummating a successful business combination. We are, and will continue to be, an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The nature of our operations is highly speculative, and there is a consequent risk of loss of an investment in the Company. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot provide any assurance that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

Management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination, management anticipates devoting very limited time to the Company's affairs. Our officers have not entered into written employment agreements with us and are not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

There can be no assurance that the Company will successfully consummate a business combination.

We can give no assurances that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms.

Our business is difficult to evaluate because we have no operating history.

As the Company has no operating history or revenue and only minimal assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination.  The Company has no recent operating history nor any revenues or earnings from operations since inception. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

We are a development stage company, and our future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

We were incorporated in May 2010 and are considered to be in the development stage. The nature of our operations is highly speculative, and there is a consequent risk of loss of any investment in the Company. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot provide any assurance that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

The Company has no existing agreement for a business combination or other transaction.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

The Company may be subject to further government regulation which would adversely affect our operations.

Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign company, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences.  Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

The Company may be subject to certain tax consequences in our business, which may increase our cost of doing business.

We may not be able to structure our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on consideration received in a transaction. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, we cannot guarantee that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

Our business may have no revenue unless and until we merge with or acquire an operating business.

We are a development stage company and have had no revenue, and conduct no operations. We may not realize any revenue unless and until we successfully merge with or acquire an operating business.

The Company has conducted no market research or identification of business opportunities, which may affect our ability to identify a business to merge with or acquire.

The Company has not conducted market research concerning prospective business opportunities, nor have others made the results of such market research available to the Company. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

Because we may seek to complete a business combination through a “reverse merger,” following such a transaction we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since it is likely that we will assist a privately held business to become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of our Common Stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company, or make a market for our stock in the future.

We cannot assure you that, following a business combination with an operating business, the Common Stock will be listed on NASDAQ or any other securities exchange.

Following a business combination, we may seek the listing of Common Stock on NASDAQ or the American Stock Exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of the Common Stock on either of those or any other stock exchange. After completing a business combination, until our Common Stock is listed on the NASDAQ or another stock exchange, we expect that our Common Stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our Common Stock.

Risks Related to our Stockholders and Shares of Common Stock

Our stockholders may have a minority interest in the Company following a business combination.

If we enter into a business combination with a company with a value in excess of the value of our Company, and issue shares of our Common Stock to the stockholders of such company as consideration for merging with us, our stockholders will likely own less than 50% of the Company after the business combination. The stockholders of the acquired company would therefore be able to control the election of our board of directors (the “Board of Directors”) and control our Company.

There is currently no trading market for our Common Stock, and liquidity of shares of our Common Stock is limited.

Shares of our Common Stock are not registered under the securities laws of any state or other jurisdiction, and accordingly there is no public trading market for the Common Stock.  Further, no public trading market is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business and the Company thereafter files and obtains effectiveness of a registration statement under the Securities Act of 1933, as amended (the “Securities Act”).  Therefore, outstanding shares of Common Stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations.  Shares of Common Stock cannot be sold under the exemption from registration provided by Section 4(1) of the Securities Act in accordance with the letter from Richard K. Wulff, Chief of the Office of Small Business Policy of the Securities and Exchange Commission’s Division of Corporation Finance, to Ken Worm of NASD Regulation, dated January 21, 2000 (the “Wulff Letter”).  The Wulff Letter provides that certain private transfers of the shares of common stock issued by a blank check company may be prohibited without registration under federal securities laws.  Further, stockholders may rely on the exemption from registration provided by Rule 144 of the Securities Act (“Rule 144”), subject to certain restrictions, starting one year after (i) the completion of a business combination with a private company in a reverse merger or reverse takeover transaction after which the Company would cease to be a “shell company” (as defined in Rule 12b-2 under the Exchange Act) and (ii) the disclosure of certain information on a Current Report on Form 8-K within four business days thereafter, and only if the Company has been current in all of its periodic SEC filings for the 12 months preceding the contemplated sale of stock.  Compliance with the criteria for securing exemptions under federal securities laws and the securities laws of the various states is extremely complex, especially in respect of those exemptions affording flexibility and the elimination of trading restrictions in respect of securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws.

There are issues impacting liquidity of our securities with respect to the SEC’s review of a future resale registration statement.

Since our shares of Common Stock issued prior to a business combination or reverse merger cannot currently, nor will they for a considerable period of time after we complete a business combination, be available to be offered, sold, pledged or otherwise transferred without being registered pursuant to the Securities Act, we will likely file a resale registration statement on Form S-1, or some other available form, to register for resale of such shares of Common Stock. We cannot control this future registration process in all respects as some matters are outside our control. Even if we are successful in causing the effectiveness of the resale registration statement, there can be no assurances that the occurrence of subsequent events may not preclude our ability to maintain the effectiveness of the registration statement. Any of the foregoing items could have adverse effects on the liquidity of our shares of Common Stock.

In addition, the SEC has disclosed that it has developed internal guidelines concerning the use of a resale registration statement to register the securities issued to certain investors in private investment in public equity (PIPE) transactions, where the issuer has a market capitalization of less than $75 million and, in general, does not qualify to file a Registration Statement on Form S-3 to register its securities if the issuer’s securities are listed on the Over-the-Counter Bulletin Board or on the OTC Pink Sheets. The SEC has taken the position that these smaller issuers may not be able to rely on Rule 415 under the Securities Act (“Rule 415”), which generally permits the offer and sale of securities on a continued or delayed basis over a period of time, but instead would require that the issuer offer and sell such securities in a direct or "primary" public offering, at a fixed price, if the facts and circumstances are such that the SEC believes the investors seeking to have their shares registered are underwriters and/or affiliates of the issuer.

It appears that the SEC in most cases will permit a registration for resale of up to one third of the total number of shares of common stock then currently owned by persons who are not affiliates of such issuer and, in some cases, a larger percentage depending on the facts and circumstances. SEC staff members also have indicated that an issuer in most cases will have to wait until the later of six months after effectiveness of the first registration or such time as substantially all securities registered in the first registration are sold before filing a subsequent registration on behalf of the same investors. Since, following a reverse merger or business combination, we may have few or no tradable shares of Common Stock, it is unclear as to how many, if any, shares of Common Stock the SEC will permit us to register for resale, but SEC staff members have at times indicated a willingness to consider a higher percentage in connection with registrations following reverse mergers with shell companies such as the Company. The SEC may require as a condition to the declaration of effectiveness of a resale registration statement that we reduce or “cut back” the number of shares of Common Stock to be registered in such registration statement. The result of the foregoing is that a stockholder’s liquidity in our Common Stock may be adversely affected in the event the SEC requires a cut back of the securities as a condition to allowing the Company to rely on Rule 415 with respect to a resale registration statement, or, if the SEC requires us to file a primary registration statement.

Our stock is a penny stock.  Trading of our stock may be restricted by the Securities and Exchange Commission’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock.  The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”.  The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account.  The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation.

 In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules.  Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.  We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

We are controlled by our management.

Management and affiliates of our management currently beneficially own and vote 66.67% of all the issued and outstanding Common Stock of the Company.  Consequently, management has the ability to influence control of the operations of the Company and, acting together, will have the ability to influence or control substantially all matters submitted to stockholders for approval, including:

•	Election of our board of directors (the “Board of Directors”);
•	Removal of directors;
•	Amendment to the Company’s Articles of Incorporation or Bylaws; and
•	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

These stockholders have complete control over our affairs. Accordingly, this concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for the Common Stock.

We have never paid dividends on our Common Stock.

We have never paid dividends on our Common Stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

The Company expects to issue more shares in a merger or acquisition, which will result in substantial dilution.

Our Articles of Incorporation authorizes the issuance of a maximum of 75,000,000 shares of stock, consisting of 70,000,000 shares of Common Stock, par value $0.001 (the “Common Stock”), and 5,000,000 shares of Preferred Stock, par value $0.001 per share (the “Preferred Stock”). Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our Common Stock held by our then existing stockholders. Moreover, the Common Stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of Common Stock held by our then existing stockholders. In addition, our Board of Directors has the sole discretion and power to set the designation, rights and preferences on any shares of Preferred Stock to be issued, which could have the effect of diluting or otherwise impacting the rights of holders of Common Stock. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of Common Stock or Preferred Stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of Common Stock might be materially adversely affected.

Our stockholders may engage in a transaction to cause the Company to repurchase its shares of Common Stock.

In order to provide an interest in the Company to third parties, our stockholders may choose to cause the Company to sell Company securities to one or more third parties, with the proceeds of such sale(s) being utilized by the Company to repurchase shares of Common Stock held by it. As a result of such transaction(s), our management, stockholder(s) and Board of Directors may change.

We may issue Preferred Stock.

Our Articles of Incorporation authorizes the issuance of up to 5,000,000 shares of Preferred Stock, with designations, rights and preferences determined from time to time by the Board of Directors, in its sole discretion. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company, which is sometimes referred to in corporate parlance as a “poison pill”. Although we have no present intention to issue any shares of our authorized Preferred Stock, there can be no assurance that the Company will not do so in the future.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of its management at no cost. Management estimates such amounts to be immaterial. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

There are presently no material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information.

The Common Stock is not trading on any stock exchange. There is no established public trading market for the Company’s common stock.   Further, there has been no market activity since inception through the April 8, 2011.

(b) Holders.

As of April 8, 2011, there were 3 record holders of an aggregate of 15,000,000 shares of the Common Stock issued and outstanding.

(c) Dividends.

The Registrant has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Registrant's business.

(d) Securities Authorized for Issuance under Equity Compensation Plans.

None.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company does not currently engage in any business activities that provide cash flow. During the next 12 months we anticipate incurring costs related to:

(i)	filing Exchange Act reports, and
(ii)	investigating, analyzing and consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury and additional amounts to be loaned by or invested in us by our stockholders, management or other investors. Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

We are currently unable to estimate our ability to continue as a going concern beyond twelve months.  Additionally, there are no firm future funding commitments by stockholders, management, or other third party investors.

The Company may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Our management has not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that it will likely be able to affect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Results of Operations

Since our inception in May 2010 we have not generated any revenues nor do we expect to generate revenue until the consummation of a business combination.  As of the date of this report we have not identified a potential target and correspondingly have not conducted negotiations or entered into a letter of intent concerning any potential target.

From the date of inception through December 31, 2010 we incurred a total of $7,905 of expenses all of which were related to becoming a public company.  These expenses consisted of $5,650 of auditing and review expenses, $1,700 of EDGAR (SEC’s Electronic Data Gathering, Analysis and Retrieval system) filing fees, and $555 of general business filing fees.  We expect to incur only these fees at the current levels until the consummation of a business combination, if any.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Item 8.  Financial Statements and Supplementary Data.

(DATE OF INCEPTION) TO DECEMBER 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Shang Hide Consultants, Ltd.
Reno, NV

We have audited the accompanying balance sheet of Shang Hide Consultants, Ltd. (a development stage company) as of December 31, 2010, and the related statements of operations, changes in stockholders’ equity, and cash flows for the period from May 5, 2010 (inception) to December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shang Hide Consultants, Ltd. as of December 31, 2011, and the results of its operations and its cash flows for the initial period then ended, in conformity with accounting principles generally accepted in the United States of America.

/s:/ Haynie & Company

Littleton, Colorado

April 8, 2011

SHANG HIDE CONSULTANTS, LTD.
(A Development Stage Company)
BALANCE SHEET
AS OF DECEMBER 31, 2010

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$7,650

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Advance from Stockholder	$555

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued and outstanding	-
Common stock, $.001 par value, 70,000,000 shares authorized, 15,000,000 issued and outstanding	15,000
Deficit accumulated during development stage	(7,905)
Total stockholders' equity	7,095

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,650

 The accompanying notes are an integral part of these financial statements.

SHANG HIDE CONSULTANTS, LTD.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

For the Period
From MAY 5, 2010
(Date of Inception)
To DECEMBER 31, 2010

Net revenue	$-

Expenses	7,905

Net loss	$(7,905)

Net loss per common share - basic and diluted	$ *

Weighted average common equivalent shares outstanding - basic and diluted	15,000,000

* Less than $0.01

The accompanying notes are an integral part of these financial statements.

SHANG HIDE CONSULTANTS, LTD.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM MAY 5, 2010 (DATE OF INCEPTION) TO DECEMBER 31, 2010

				Deficit
				Accumulated
			Common Stock	During	Total
	Common Stock		and warrants	Development	Stockholders'
	Shares	Amount	subscribed to	Stage	Equity
Balance, MAY 5, 2010	-	$-	$-	$-	$-

Common stock subscribed to	15,000,000	15,0000		-	15,000

Net loss	-	-	-	(7,905)	(7,905)

Balance, DECEMBER 31, 2010	15,000,000	$15,000	$	$(7,905)	$7,095

The accompanying notes are an integral part of these financial statements.

SHANG HIDE CONSULTANTS, LTD.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

For the Period
From MAY 5, 2010
(Date of Inception)
To DECEMBER 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,905)
Adjustment to reconcile net loss to net cash used in operating activities
Increase in advance from stockholders	555
Net cash used in operating activities	(7,350)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	15,000

Net cash provided by financing activities	15,000

Net increase in cash and cash equivalents	7,650
Cash, beginning of the period	-
Cash, end of period	7,650

The Company has not paid any interest or income taxes since inception.

The accompanying notes are an integral part of these financial statements.

SHANG HIDE CONSULTANTS, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

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

Note 2 – Summary of Significant Accounting Policies

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”).

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

Note 4 – Related Party Transactions

The Company owes Marty Weigel (Principal Executive and Financial Officer and Director) $555 for filing fees paid on behalf of the Company.

Note 5 – Income Tax

As of December 31, 2010 the Company has a federal net operating loss carryforward of approximately $7,905 resulting in deferred tax assets of approximately $2,688 which will begin to expire in 2030.  The deferred tax asset was calculated using a federal statutory rate of 34%.

Since it is not likely that deferred tax assets will be realized, no current tax benefit was recognized and the deferred assets have been fully reserved.

The Company does not currently have temporary or permanent differences that provide additional deferred tax assets or result in deferred tax liabilities, nor are there any uncertain tax positions.

Note 6 – Subsequent Events

We evaluated subsequent events through April 8, 2011, the date in which the financial statements were issued, and determined there were no reportable events.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

As of December 31, 2010, the Company carried out an evaluation, under the supervision and with the participation of our Principal Executive and Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation, the Company's Principal Executive And Financial Officer has concluded that the Company's disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment of  the effectiveness of internal control over financial reporting due to the applicable transition rules established by the Securities and Exchange Commission for newly public companies.  The information required by this item will be included in our Form 10-K for the year ended December 31, 2011.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

(a)  Identification of Directors and Executive Officers.

Our officers and directors and additional information concerning them are as follows:

Name	Age	Position

Marty Weigel	36	President, Treasurer, Principal Financial Officer, Principal Executive Officer and Director

Mark Bailey	62	Secretary, Vice President and Director

Marty Weigel, CPA,  the Company's President, Treasurer, Principal Financial Officer, Principal Executive Officer and  Director, is currently an assurance partner with the accounting firm Mark Bailey & Company, Ltd. which he joined in 2004.  As such, he focuses on providing accounting and attestation services for both publicly and privately held companies in a wide range of industries.  Mr. Weigel began his career as a Financial Advisor with Morgan Stanley Dean Witter in late 1998 until he joined the public accounting firm Thomas Havey, LLP in 2000.  From 2000-2002 Mr. Weigel held staff accounting positions in the San Ramon, California office of the regional public accounting firm Thomas Havey, LLP.  From 2002-2004 Mr. Weigel held staff and senior accountant positions in the Reno office of the regional public accounting firm Kafoury, Armstrong & Company.  Mr. Weigel is a licensed Certified Public Accountant in the State of Nevada and holds a Bachelor of Science degree from the University of Nevada.

Mr. Weigel’s experience in identifying and conducting reverse mergers and other transactions has been gained through their involvement as independent auditors and consultants to a wide array of companies entering into similar transactions.  The Company believes the contacts obtained along with the experience in analyzing and accounting for these transaction are significantly beneficial.

Mark Bailey, CPA, ABV, the Company’s Secretary, Vice President and a Director began his career in the late 1970s in the Los Angeles office of Arthur Young & Company (the predecessor to Big 4 accounting firm Ernst & Young).  In 1984 he founded and became the managing partner of the public accounting firm Mark Bailey & Company, Ltd. in Reno, Nevada where he currently serves as the Firm’s managing partner.  Mr. Bailey holds a Bachelor of Science degree in Business Administration with a concentration in accounting from California Polytechnic State University and is a licensed certified public accountant in Nevada and California.

Mr. Bailey’s experience in identifying and conducting reverse mergers and other transactions has been gained through their involvement, over the last ten years, as independent auditors and consultants to a wide array of companies entering into similar transactions.  The Company believes the contacts obtained along with the experience in analyzing and accounting for these transaction are significantly beneficial.

The term of office of each director expires at our annual meeting of stockholders or until their successors are duly elected and qualified.  Directors are not compensated for serving as such. Officers serve at the discretion of the Board of Directors.

(b)  Significant Employees.

None.

(c)  Family Relationships.

None.

(d)  Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of the Registrant during the past ten years.

Code of Ethics

We have not yet adopted a Code of Ethics within the meaning of Item 406 of Regulation S-K.

Security Holder Nominating Procedures

We do not have any formal procedures by which our stockholders may recommend nominees to our board of directors.

Committees of the Board of Directors

We do not have a nominating, compensation or audit committee, nor do we have an audit committee financial expert. As such, our entire Board of Directors acts as our audit committee and handles matters related to compensation and nominations of directors.

Compensation of the Board of Directors

Directors are not paid any fees or compensation for services as members of our Board of Directors.

Audit Committee

We do not have a separately-designated standing audit committee, and none of our Board members are “independent.”  The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board of Directors when performing the functions of that would generally be performed by an audit committee. The Board of Directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Board of Directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

Item 11. Executive Compensation.

The Company's officers and directors have not received any cash or other remuneration since inception.  They will not receive any remuneration until the consummation of an acquisition.  No remuneration of any nature has been paid for on account of services rendered by a director in such capacity.  Our officers and directors intend to devote very limited time to our affairs.

It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain members of our management for the purposes of providing services to the surviving entity. However, the Company has adopted a policy whereby the offer of any post-transaction employment to members of management will not be a consideration in our decision whether to undertake any proposed transaction.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be disclosed.

The Company does not have a standing compensation committee or a committee performing similar functions, since the Board of Directors has determined not to compensate the officers and directors until such time that the Company completes a reverse merger or business combination.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April 8, 2011, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who beneficially own more than 5% of the outstanding shares of Common Stock of the Company.

	Amount and Nature of	Percentage
Name and Address	Beneficial Ownership	of Class

Marty Weigel (1)	5,000,000	33.33%
1495 Ridgeview Drive, #200
Reno, Nevada 89519

Mark Bailey(2)	5,000,000	33.33%
1495 Ridgeview Drive #200
Reno, Nevada 89519

Red Queen, S.A(3)	5,000,000	33.33%
3495 Lakeside Drive #23
Reno, NV 89509

(1)	Marty Weigel serves as President, Treasurer, Principal Financial Officer, Principal Executive Officer and a director of the Company.
(2) (3)	Mark Bailey serves as Secretary, Vice President and Director. The beneficial owner of Red Queen, S.A is Michael Morrison, Esquire.
Recent Sales of Unregistered Securities.

On May 7, 2010, the Company offered and sold an aggregate of 15,000,000 shares of Common Stock to the three founders of the Company for an aggregate purchase price equal to $15,000, pursuant to the terms and conditions set forth in those certain stock purchase agreements (each a “Common Stock Purchase Agreement”). The Company sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

Indemnification of Directors and Officers.

Section 78.7502  of the Nevada Revised Statutes provides that a corporation may indemnify directors and officers as well as other employees and individuals against expenses including attorneys' fees, judgments, fines and amounts paid in settlement in connection with various actions, suits or proceedings, whether civil, criminal, administrative or investigative other than an action by or in the right of the corporation, a derivative action, if they acted in good faith and in a manner they reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, if they had no reasonable cause to believe their conduct was unlawful. A similar standard is applicable in the case of derivative actions, except that indemnification only extends to expenses including attorneys' fees incurred in connection with the defense or settlement of such actions, and the statute requires court approval before there can be any indemnification where the person seeking indemnification has been found liable to the corporation. The statute provides that it is not exclusive of other indemnification that may be granted by a corporation's Articles of Incorporation, Bylaws, agreement, a vote of stockholders or disinterested directors or otherwise.

The Company’s Articles of Incorporation provides that it will indemnify and hold harmless, to the fullest extent permitted by Chapter 78 of the Nevada Revised Statutes, as amended from time to time, each person that such section grants us the power to indemnify.

The Nevada Revised Statutes permit a corporation to provide in its Articles of Incorporation that a director of the corporation shall not be personally liable to the corporation or its stockholders for monetary damages for breach of fiduciary duty as a director, except for liability for:

•	any breach of the director's duty of loyalty to the corporation or its stockholders;
•	acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;
•	payments of unlawful dividends or unlawful stock repurchases or redemptions; or
•	any transaction from which the director derived an improper personal benefit.

The Company’s Articles of Incorporation provides that, to the fullest extent permitted by applicable law, none of our directors will be personally liable to us or our stockholders for monetary damages for breach of fiduciary duty as a director. Any repeal or modification of this provision will be prospective only and will not adversely affect any limitation, right or protection of a director of our company existing at the time of such repeal or modification.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

            As of April 8, 2011 the Company owed its principal financial and executive officer and director, Marty Weigel, a total of $555 incurred on the Company’s behalf to incorporate the Company in the State of Nevada.  The transaction was within the normal course of business and approved by the Company’s directors.

None of the Company’s officers or directors had a promoter at any time during the past five fiscal years.

Item 14.  Principal Accountant Fees and Services.

Audit Fees.  Since our inception in May 2010 through December 31, 2010 we have been billed a total of $5,650 for audit and review services performed by our registered independent auditor, Haynie & Company.

Audit-Related Fees.  None.

Tax Fees.  None

All Other Fees. None.

Item 15. Signatures and Exhibits.

(b) Exhibits.

Exhibit
Number	Description
3.1	Articles of Incorporation*
3.2	By-Laws*
10.1	Form of Common Stock Purchase Agreement*
31.1	CERTIFICATION PURSUANT TO 18 U.S.C. ss 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
_________________________ *Previously filed

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 8, 2011	SHANG HIDE CONSULTANTS, LTD.

	By:	/s/ Marty Weigel
Marty Weigel
President, Treasurer and Director
Principal Executive Officer
Principal Financial Officer