Form 10-K/A
period 2010-12-31
Shang Hide Consultants Ltd
filed 2011-05-05
CIK 1497120

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

☒ ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 13(d) of the Act.
    Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of December 31, 2010, the aggregate market value of the voting and nonvoting common equity held by non-affiliates of Shang Hide Consultants was $0.

The number of shares of the registrant's $.001 par value common stock outstanding as of May 4, 2011 was 15,000,000

EXPLANATORY NOTE

We are filing this Amendment to Form 10-K for the fiscal year ended December 31, 2010 to correct certain typographical errors in the dates of the table of contents to the financial statements and the corresponding report of the Company’s independent registered accounting firm.  We are including, for clarification, the financial statements as of and for the fiscal year ended December 31, 2010.  This Amendment to Form 10-K does not reflect any changes to our previously reported financial position, results of operations, or cash flows contained in the original filing of our Form 10-K on April 11, 2011.

Additionally, the correction of these typographical errors did not impact any other items contained in the original Form 10-K for the fiscal year ended December 31, 2010.  Correspondingly, these sections have been omitted from this Amendment.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shang Hide Consultants, Ltd. as of December 31, 2010, and the results of its operations and its cash flows for the initial period then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Item 15. Signatures

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 4, 2011	SHANG HIDE CONSULTANTS, LTD.

	By:	/s/ Marty Weigel
Marty Weigel
President, Treasurer and Director
Principal Executive Officer
Principal Financial Officer