Form 10-Q
period 2011-03-31
Shang Hide Consultants Ltd
filed 2011-05-10
CIK 1497120

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the quarterly period ended March 31, 2011.

                                       or

[ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT.

          For the transition period from              to
                                          -----------    ----------


                         Commission file number:___________


                             Shang Hide Consultants, Ltd.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Nevada                                    27-2553082
-------------------------------            -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


           1495 Ridgeview Drive Suite #200; Reno, Nevada 89519

          ------------------------------------------------------------
              (Address of Principal Executive Office) (Zip Code)


                                 (775) 332-4200
              --------------------------------------------------
              (Registrant's telephone number including area code)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                   [X] Yes  [ ] No

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

                                                   [X] Yes  [ ] No

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

     Large accelerated filer [ ]               Accelerated filer         [ ]

     Non-accelerated filer   [ ]               Smaller reporting company [X]




     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                   [X] Yes  [ ] No


      As of May 10, 2011, 15,000,000 shares of the registrant's common stock, $.001 par value, were outstanding.

                                TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements                                                 3

               Balance Sheet as of March 31, 2011                              3

               Statements of Operations for the Three Months Ended
               March 31, 2011 and from inception (May 5, 2010)
               to March 31, 2011                                               4

               Statements of Cash Flows for the Three Months Ended
               March 31, 2011 and from inception (May 5, 2010)
               to March 31, 2011                                               5

               Notes to Interim Statements                                     6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                7

Item 4T.  Controls and Procedures                                              9

Part II.  Other Information                                                   10

Item 1.   Legal Proceedings                                                   10

Item 2.   Recent Sales of Unregistered Securities                             10

Item 3.   Defaults Upon Senior Securities                                     10

Item 4.   Submission of Matter to a Vote of Security Holders                  10

Item 6.   Exhibits                                                            10

Signatures                                                                    10

                          PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements


                                       SHANG HIDE CONSULTANTS, LTD.
                                      (A Development Stage Company)
                                              BALANCE SHEET

                                                                                 March 31,    December 31,
                                                                                   2011           2010
                                                                               ------------- -------------
                                                                                (unaudited)

                                                   ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                       $     7,650    $    7,650
                                                                                ===========    ==========


                                   Liabilities and Stockholders' Equity

CURRENT LIABILITIES:
Advance from Stockholder                                                        $       555    $     555

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding
Common stock, $0.001 par value, authorized -- 75,000,000 shares, issued and
  outstanding -- 15,000,000 shares                                                   15,000       15,000
Accumulated deficit                                                                  (7,905)     ( 7,905)
                                                                                -----------    ---------
     Total stockholders' equity                                                       7,095        7,095
                                                                                -----------    ---------
Total liabilities and stockholders' equity                                      $     7,650    $   7,650
                                                                                ===========    =========

The accompanying notes are an integral part of these financial statements



                               SHANG HIDE CONSULTANTS, LTD.
                              (A Development Stage Company)
                          CONSOLIDATED STATEMENTS OF OPERATIONS



                                                           For the Three    Inception on
                                                            Months Ended   May 5, 2010 to
                                                              March 31,       March 31,
                                                                2011            2011
                                                            -----------    -------------
                                                             (unaudited)     (unaudited)


Net Revenue                                                   $       -    $        -


Expenses:
General and administrative                                            -         7,905

                                                             -----------    -----------
     Total operating expenses                                         -          7,905
                                                            ------------    -----------
     Net(loss)                                                        -         (7,905)
                                                            ===========     ===========

Net(loss) per share:
Basic and Diluted                                           $      0.00
                                                            -----------
Weighted average common shares outstanding                   15,000,000
                                                            ===========

The accompanying notes are an integral part of these financial statements



                                    SHANG HIDE CONSULTANTS, LTD.
                                   (A Development Stage Company)
                               CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                        For the Three   Inception on
                                                                        Months ended   May 5, 2010 to
                                                                         March 31,       March 31,
                                                                            2011           2011
                                                                          --------       --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                                                $     --       $ (7,905)
Changes in operating assets and liabilities:

     Increase in advance from stockholders                                      --            555
                                                                          --------       --------
Net cash used in operating activities                                           --         (7,350)
                                                                          --------       --------


CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                          --         15,000
                                                                          --------       --------
Net cash provided by operating activities                                       --         15,000
                                                                          --------       --------

Net increase in cash and cash equivalents                                       --          7,650
Cash and cash equivalents at the beginning of the period                     7,650              -
                                                                          --------       --------

Cash and cash equivalents at the end of the period                        $  7,650       $  7,650
                                                                          ========       ========


Supplemental disclosure of cash flow information
Cash paid for interest                                                    $     --       $    --
                                                                          ========       =======

Cash paid for income taxes                                                $     --       $    --
                                                                          ========       =======

The accompanying notes are an integral part of these financial statements

                                                 5

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

Note 1  Organization

Shang Hide Consultants (Company) was organized under the laws of the State of Nevada in May 2010.The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings.

The Company currently has no operations and is considered to be in the development stage as defined by United States generally accepted accounting principles.

Note 2  Summary of Significant Accounting Policies


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

Note 3  Stock Issuance

In May 2010 the Company issued 15,000,000 shares of common at par value for cash totaling $15,000.

Note 4  Related Party Transactions

The Company owes Marty Weigel $555 for filing fees paid on behalf of the Company.

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

The following discussion and analysis provides information which the Company's management believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report, as well as the Company's Form 10-K for the period ended December 31, 2010.


Business Overview & Plan of Operations

The Company, based on proposed business activities, is a "blank check" company. The U.S. Securities and Exchange Commission (the SEC) defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the Exchange Act) and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a shell company, because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully completed a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Companys principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities will be undertaken by or under the supervision of Marty Weigel, our President, Treasurer, Principal Financial Officer, Principal Executive Officer and a director; and Mark Bailey, Secretary, Vice President and a director. Mr. Weigel and Mr. Baileys experience in identifying and conducting reverse mergers and other transactions has been gained through their involvement, over the last ten years, as independent auditors and consultants to a wide array of companies entering into similar transactions. The Company believes the contacts obtained along with the experience in analyzing and accounting for these types of transactions is significantly beneficial in identifying potential acquisition targets.

(a) Potential for growth, indicated by new technology, anticipated market expansion or new products;

(b)Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

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

It is likely that the Registrant will acquire its participation in a business opportunity through the issuance of its common stock, par value $.001 per share (the Common Stock) or other securities of the Registrant. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code") depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Registrant prior to such reorganization.

The stockholders of the Registrant will likely not have control of a majority of the voting securities of the Registrant following a reorganization transaction. As part of such a transaction, the Registrant's directors may resign and one or more new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

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

Results of Operations

During the three months ended March 31, 2011 we did not generate any revenues nor do we expect to generate revenue until the consummation of a business combination. As of the date of this report we have not identified a potential target and correspondingly have not conducted negotiations or entered into a letter of intent concerning any potential target.

For the three months ended March 31, 2011 we did not incur expenses nor was there any activity for the period ended March 31, 2010 as it was prior to inception on May 5, 2010. The only expenses we expect to incur are related to the audit and review of financial statements and interim information and EDGAR (SECs Electronic Data Gathering, Analysis and Retrieval system) filing fees until the consummation of a business combination, if any.


Liquidity and Capital Resources

Management believes our current cash balance of $7,650 is sufficient to meet our current obligations. Our current obligations consist of $555 in corporate start up fees advanced by Mr. Weigel our Principal Executive and Financial Officer. Mr. Weigel has agreed to defer payment of the obligation until the consummation of a business combination, if any.

We believe that our current resources are sufficient to meet our on-going operations, at their current levels, for at least the next twelve months. We are currently unable to estimate our liquidity needs beyond the next twelve months. Additionally, there are no firm future funding commitments by stockholders, management, or other third party investors.


Off-Balance Sheet Arrangements

None.


Item 4T.   Controls and Procedures

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

As of March 31, 2011, the Company carried out an evaluation, under the supervision and with the participation of our Principal Executive and Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation, the Company's Principal Executive And Financial Officer has concluded that the Company's disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

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


Date: May 10, 2011


                                         SHANG HIDE CONSULTANTS, LTD.


                                         By: /s/ Marty Weigel
                                             -------------------------------
                                             Marty Weigel, President, Treasurer,
                                             and Director, Principal Executive
                                             and Financial Officer