Form 10-Q
period 2011-06-30
Shang Hide Consultants Ltd
filed 2011-08-22
CIK 1497120

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the quarterly period ended June 30, 2011.
                                        or

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT.

         For the transition period from _____________ to _____________________

Commission file number:___________

Shang Hide Consultants, Ltd.

(Exact name of registrant as specified in its charter)

Nevada	27-2553082
State or other jurisdiction of	(I.R.S. Employer Identification No.)
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
☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

    ☒ Yes  ☐ No
As of August 15, 2011, 15,000,000 shares of the registrant's common stock, $.001 par value, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

SHANG HIDE CONSULTANTS, LTD.
(A Development Stage Company)
BALANCE SHEET

	June 30,	December 31,
	2011	2010
ASSETS	(unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$2,868	$7,650

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Advance from Stockholder	$880	$555
Accounts payable	1,120	-

Total current liabilities	2,000	555

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding
Common stock, $0.001 par value, authorized - 75,000,000 shares, issued and outstanding - 15,000,000 shares	15,000	15,000
Accumulated deficit	(14,132)	(7,905)

Total stockholders' equity	868	7,095

Total liabilities and stockholders' equity	$2,868	$7,650

The accompanying notes are an integral part of these financial statements

SHANG HIDE CONSULTANTS, LTD.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the Three and 6 Months ended June 30,	For the Three and 6 Months ended June 30,	Inception on May 5, 2010 to June 30,
	2011	2010	2011
	(unaudited)	(unaudited)	(unaudited)

Net Revenue	$-	$-	$-

Expenses:
General and administrative	6,227	2,555	14,132
			$
Total operating expenses	6,227	2,555	14,132

Net (loss)	(6,227)	(2,555)	(14,132)

Net (loss) per share:
Basic and Diluted	$0.00	$0.00

Weighted average common shares outstanding	15,000,000	15,000,000

The accompanying notes are an integral part of these financial statements

SHANG HIDE CONSULTANTS, LTD.
(A Development Stage Company)
 STATEMENTS OF CASH FLOWS

	For the Six	For the Six	Inception on
	Months ended	Months ended	May 5, 2010 to
	June 30,	June 30,	June 30,
	2011	2010	2011
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(6,227)	$(2,555)	$(14,132)
Changes in operating assets and liabilities:
Increase in accounts payable and stockholder advances	1,445	555	2,000
Net cash used in operating activities	(4,782)	(2,000)	(12,132)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	15,000	15,000
Net cash provided by financing activities	-	15,000	15,000

Net change in cash and cash equivalents	(4,782)	13,000	2,868
Cash and cash equivalents at the beginning of the period	7,650	-	-

Cash and cash equivalents at the end of the period	$2,868	$13,000	$2,868

Supplemental disclosure of cash flow information:

Cash paid for interest	$--	$--	$--

Cash paid for income taxes	$--	$--	$--

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

The Statement of Operations reflects combined results for three and six months for the periods presented due to the Company having no activity during the periods ended March 31, 2011 and 2010.

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

Going Concern

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs sufficient to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until the consummation of a business combination, if any.  Even in the event of a business acquisition there is no guarantee such combined business will have sufficient operations to meet its ongoing operating costs or obligations.

If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Note 4 – Related Party Transactions

The Company owes Marty Weigel $880 for filing fees paid on behalf of the Company.

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

Results of Operations

During the six months ended June 30, 2011 we did not generate any revenues nor do we expect to generate revenue until the consummation of a business combination.  As of the date of this report we have not identified a potential target and correspondingly have not conducted negotiations or entered into a letter of intent concerning any potential target.

For the six months ended June 30, 2011 we incurred a total of $6,227 of expenses related to maintaining our current filing status as a public shell Company, the nature of which were similar to the expenses incurred in the prior comparable period. The only expenses we expect to incur are related to the audit and review of financial statements and interim information; and EDGAR (SEC’s Electronic Data Gathering, Analysis and Retrieval system) filing fees until the consummation of a business combination, if any.

Liquidity and Capital Resources

Management believes our current cash balance of $2,868 is sufficient to meet our current obligations.  Our current obligations consist of $2,000 in corporate start up fees advanced by Mr. Weigel our Principal Executive and Financial Officer and outstanding quarterly review fees due to our registered independent public accounting firm.  Mr. Weigel has agreed to defer payment of the obligation until the consummation of a business combination, if any.

We believe that if we are unable consummate a business combination prior to the end of the year additional capital funding will be necessary prior to meet our on-going operations, at their current levels, for at least the next twelve months.  We are currently unable to estimate our liquidity needs beyond the next twelve months.  Additionally, there are no firm future funding commitments by stockholders, management, or other third party investors.
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

As of June 30, 2011, the Company carried out an evaluation, under the supervision and with the participation of our Principal Executive and Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation, the Company's Principal Executive and Financial Officer has concluded that the Company's disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

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

SHANG HIDE CONSULTANTS, LTD.

Date: August 22, 2011	By:	/s/ Marty Weigel
Marty Weigel
President, Treasurer, and Director, Principal Executive and Financial Officer