Form 10-Q
period 2011-09-30
Shang Hide Consultants Ltd
filed 2011-11-18
CIK 1497120

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 2011.

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT. For the transition period from __________________ to __________________

Commission file number:___________

Shang Hide Consultants, Ltd.
(Exact name of registrant as specified in its charter)

Nevada	27-2553082
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒   No ☐

As of November 17, 2011, 15,000,000 shares of the registrant's common stock, $.001 par value, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

SHANG HIDE CONSULTANTS, LTD.
(A Development Stage Company)
BALANCE SHEET

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$2,820	$7,650

Total assets	$2,820	$7,650

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$2,900	$-
Advance from shareholder	880	555

Total liabilities	3,780	555

Commitments and Contingencies	-	-

Stockholders' deficit
Preferred stock: 5,000,000 shares authorized ($0.001 par value) none issued and outstanding	-	-
Common stock, $.001 par value, 75,000,000 shares authorized 15,000,000 shares issued and outstanding	15,000	15,000
Deficit accumulated during development stage	(15,960)	(7,905)

Total stockholders' deficit	(960)	7,095

Total liabilities and stockholders' deficit	$2,820	$7,650

The accompanying notes are an integral part of these financial statements

SHANG HIDE CONSULTANTS, LTD.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended		From Inception on May 5, 2010 to
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net revenue	$-	$-	$-	$-	$-

Expenses	1,828	2,670	8,055	5,225	15,960

Net loss	$(1,828)	$(2,670)	$(8,055)	$(5,225)	$(15,960)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding- basic and diluted	15,000,000	15,000,000	15,000,000	15,000,000

The accompanying notes are an integral part of these financial statements

SHANG HIDE CONSULTANTS, LTD.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,		From Inception on May 5, 2010 to September 30,
	2011	2010	2011
	(unaudited)	(unaudited)	(unaudited)
Cash Flows From Operating Activities
Net loss	$(8,055)	$(5,225)	$(15,960)

Adjustments to reconcile net loss to cash used n operating activities:

Increase in accounts payable and stockholder advances	3,225	555	3,780

Net cash used in operating activities	(4,830)	(4,670)	(12,180)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	15,000	15,000

Net cash provided by financing activities	-	15,000	15,000

Net increase (decrease) in cash and cash equivalents	(4,830)	10,330	2,820

Cash and cash equivalents at beginning of period	7,650	-	-

Cash and cash equivalents at end of period	$2,820	$10,330	$2,820

Supplemental Information and non cash transactions

Cash paid for interest	$-	$-	$-

Cash paid for income taxes	$-	$-	$-

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

Note 4 – Related Party Transactions

The Company owes Marty Weigel, Principal Accounting and Executive Officer and Director, $880 for filing fees paid on behalf of the Company.

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

Results of Operations

During the nine months ended September 30, 2011 we did not generate any revenues nor do we expect to generate revenue until the consummation of a business combination.  As of the date of this report we have not identified a potential target and have not conducted negotiations or entered into a letter of intent concerning any potential target.

For the nine months ended September 30, 2011 we incurred a total of $8,055 of expenses related to maintaining our current filing status as a public shell Company, the nature of which were similar to the expenses incurred in the prior comparable period. The only expenses we expect to incur are related to the audit and review of financial statements and interim information; and EDGAR (SEC’s Electronic Data Gathering, Analysis and Retrieval system) filing fees until the consummation of a business combination, if any.

Liquidity and Capital Resources

Management believes our current cash balance of $2,820 will not be sufficient to meet our current obligations.  Our current obligations consist of $3,780 in corporate start up fees advanced by Mr. Weigel our Principal Executive and Financial Officer and outstanding quarterly review fees due to our registered independent public accounting firm.  Mr. Weigel has agreed to defer payment of the obligation until the consummation of a business combination, if any.

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

As of September 30, 2011, the Company carried out an evaluation, under the supervision and with the participation of our Principal Executive and Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation, the Company's Principal Executive
And Financial Officer has concluded that the Company's disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

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

SHANG HIDE CONSULTANTS, LTD.

Date: November 18, 2011	By:	/s/ Marty Weigel
Marty Weigel, President, Treasurer,
and Director, Principal Executive
and Financial Officer