Form 10-Q/A
period 2011-09-30
Shang Hide Consultants Ltd
filed 2011-12-06
CIK 1497120

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

Explanatory Note

The purpose of this Amendment No. 1 to the Company's  Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed with the Securities and Exchange Commission on November 18, 2011 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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