Form 10-K
period 2011-12-31
Versant International, Inc.
filed 2012-02-03
CIK 1497120

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended December 31, 2011.

VERSANT INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-2553082
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

74 N. Pecos Suite D, Henderson, NV	89074
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (714) 348-0605

Facsimile number: (949) 398-8320

Shang Hide Consultants, Inc.
1495 Ridgeview Drive Suite #200, Reno, Nevada 89519
(Former Name, Changed Since Last Report)

Securities to be registered under Section 12(b) of the Act: None

Securities to be registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001par value

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

As of June 30, 2011, the aggregate market value of the voting and nonvoting common equity held by non-affiliates of Shang Hide Consultants was $0.

The number of shares of the registrant's $.001 par value common stock outstanding as of February 2, 2012 was 65,000,000

FORWARD LOOKING STATEMENTS

There are statements in this registration statement that are not historical facts. These “forward-looking statements” can be identified by use of terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control.  For a discussion of these risks, you should read this entire Annual Report carefully, especially the risks discussed under the section entitled “Risk Factors.” Although management believes that the assumptions underlying the forward looking statements included in this Annual Report are reasonable, they do not guarantee our future performance, and actual results could differ from those contemplated by these forward looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements.  In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this Annual Report will in fact transpire. You are cautioned to not place undue reliance on these forward-looking statements, which speak only as of their dates. We do not undertake any obligation to update or revise any forward-looking statements.

PART I

Item 1.  Business.

Business Development

Versant International, Inc. (“we”, “us”, “our”, the “Company” or the “Registrant”) was incorporated in the State of Nevada on May 5, 2010. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination.  The recent change in management, as disclosed in the Current Report on Form 8-K as filed on January 3, 2012, was intended to intensify efforts to identify a possible business combination. As of the date of this report, the Company has conducted preliminary negotiations with a few potential targets, but as of the date of this report the Company has not entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company.

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

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a combination with a business or businesses rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities will be undertaken by or under the supervision of Glen Carnes, our Board Chairman and Chief Executive Officer; Michael Young, our President and Chief Operating Officer and Director; and Stanley Teeple, our Interim Chief Financial Officer, Treasurer, Secretary, and Director.  Mssrs. Carnes, Young, and Teeple possess significant investment banking and acquisition experience to enhance our ability to  identify acquisition targets and conduct reverse mergers and other transactions.  Our officers and directors have over 50 years of combined experience and involvement with these types of transactions across a wide array of industries.  The Company believes the contacts obtained along with the experience in analyzing and accounting for these types of transactions is significantly beneficial in identifying potential acquisition targets.

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

Form of Acquisition

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.

It is likely that we will acquire our participation in a business opportunity through the issuance of Class A, Class B, or preferred stock issuances, par value $.001 per share (“Stock”), or other securities. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code") depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders prior to such reorganization.

Our stockholders may not have control of a majority of the voting securities following a reorganization transaction. As part of such a transaction, our directors may resign and one or more new directors may be appointed without any vote by stockholders.

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

Since May 5, 2010 (inception), we have incurred a net loss of $557,124.  We expect that we will incur losses at least until we complete a business combination and perhaps after such a combination as well. There can be no assurances that we will ever be profitable.

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

We are controlled by our management.

Management and affiliates of our management currently beneficially own 100% of the outstanding Class A common stock which has a 10:1 voting ratio to Class B common stock; and 98% of the Class A common stock resulting in  an aggregate of 99.995% of all the issued and outstanding Common Stock of the Company.  Consequently, management has the ability to influence control of the operations of the Company and, acting together, will have the ability to influence or control substantially all matters submitted to stockholders for approval, including:

●	Election of our board of directors (the “Board of Directors”);
●	Removal of directors;
●	Amendment to the Company’s Articles of Incorporation or Bylaws; and
●	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

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

Our Articles of Incorporation, as amended, authorizes the issuance of a maximum of 310,000,000 shares of stock, consisting of 75,000,000 shares of Class A Common Stock, par value $0.001 (the “Common Stock”): 225,000,000 shares of Class B Common Stock, par value $0.001 and 10,000,000 shares of Preferred Stock, par value $0.001 per share (the “Preferred Stock”). Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our Common Stock held by our then existing stockholders. Moreover, the Common Stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of Common Stock held by our then existing stockholders. In addition, our Board of Directors has the sole discretion and power to set the designation, rights and preferences on any shares of Preferred Stock to be issued, which could have the effect of diluting or otherwise impacting the rights of holders of Common Stock. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of Common Stock or Preferred Stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of Common Stock might be materially adversely affected.

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

We may issue Preferred Stock.

Our Articles of Incorporation authorizes the issuance of up to 10,000,000 shares of Preferred Stock, with designations, rights and preferences determined from time to time by the Board of Directors, in its sole discretion. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company, which is sometimes referred to in corporate parlance as a “poison pill”. Although we have no present intention to issue any shares of our authorized Preferred Stock, there can be no assurance that the Company will not do so in the future.

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

Item 3.  Legal Proceedings.

There are presently no pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)  Market Information.

The Common Stock is not trading on any stock exchange. There is no established public trading market for the Company’s common stock.   Further, there has been no market activity since inception through December 31, 2011.  In December 2011 the Company’s three previous shareholders sold 14,700,000 shares of Class B common stock in a private equity transaction with our current officers and directors at a sales price of $0.01 per share.

(b)  Holders.

As of February 2, 2012, there were 5 holders of record of our common stock with an aggregate of 65,000,000 shares of the Common Stock issued and outstanding, of which 50,000,000 were Class A and 15,000,000 were Class B.

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

We believe we will be able to meet these costs through use of funds in our treasury and additional amounts to be loaned by or invested in us by our stockholders, management or other investors. Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger or other form of acquisition with such company. Management’s plan includes obtaining additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

We are currently unable to estimate our ability to continue as a going concern beyond twelve months.  Additionally, there are no firm future funding commitments by stockholders, management, or other third party investors.

The Company may consider a business combination with an entity which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

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

In the short-term and until firm funding sources are established, our management anticipates that it will likely be able to affect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

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

Results of Operations

Since our inception in May 2010 we have not generated any revenues nor do we expect to generate revenue until the consummation of a business combination.  As of the date of this report, we are investigating possible acquisition targets and have conducted preliminary discussions with several of them, but we have not entered into a letter of intent or similar agreement with respect to any potential target company.

From the date of inception through December 31, 2011 we incurred a total of $557,124 of expenses.  For the year ended December 31, 2011 we incurred a total of $12,122 in expenses related to maintaining our current filing status with the Securities and Exchange Commission (“SEC”), including independent audit and review fees and EDGAR (SEC’s Electronic Data Gathering, Analysis and Retrieval system) filing fees.  The approximate 53% increase from the period December 31, 2010 is primarily related to becoming compliant with the SEC’s eXtensible Business Reporting Language (“XBRL”) requirements.  We expect to incur only these fees at the current levels until the consummation of a business combination, if any.

We incurred non-recurring stock based compensation expense of $500,000 in the current year in consideration for services to be rendered by our current officers and directors in their new capacities as such.   We do not expect to incur these types of expenses until a business acquisition is contemplated and / or consummated.

Additionally, during the fourth quarter of 2011 we incurred $37,097 of legal and consulting fees related to the recent change in the Company’s articles of incorporation and capital structure as well as due diligence expenses related to the viability of the Company being used as a vehicle for bringing a private operating company public, however, no specific operating target has been identified at the time of this report.   We expect these fees remain at their current levels since the Company’s new officers and directors have increased efforts to identify a potential business combination target.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Item 8.  Financial Statements and Supplementary Data.

Contents

Page

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements

Balance Sheet as of December 31, 2011 and 2010	F-2

Statement of Operations for the year ended December 31, 2011 and period ended December 31, 2010 and for the period from May 5, 2010 (Date of Inception) to December 31, 2011.	F-3

Statement of Changes in Stockholders’ Equity for the Period from May 5, 2010 (Date of Inception) to December 31, 2011	F-4

Statement of Cash Flows for the year ended December 31, 2011 and period ended December 31, 2010 and period from May 5, 2010 (Date of Inception) to December 31, 2011	F-5

Notes to Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Versant International, Inc. (formerly Shang Hide Consultants, Ltd.)
Reno, NV

We have audited the accompanying balance sheet of Versant International, Inc. (formerly Shang Hide Consultants, Ltd. -a development stage company) as of December 31, 2011 and 2010, and the related statements of operations, changes in stockholders’ equity, and cash flows for the period from May 5, 2010 (inception) to December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Versant International, Inc. (formerly Shang Hide Consultants, Ltd.) as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

/s:/ Haynie & Company

Salt Lake City, Utah
February 2, 2012

VERSANT INTERNATIONAL, INC.
(Formerly Shang Hide Consultants, Ltd.)
BALANCE SHEET
(A Development Stage Company)

	December 31, 2011	December 31, 2010
ASSETS

Current Assets
Cash and cash equivalents	$15,000	$7,650

Total assets	$15,000	$7,650

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Advance from shareholder	20,000	555
Accounts payable	17,097	-

Total liabilities	37,097	555

Commitments and Contingencies	-	-

Stockholders' Equity/ (deficit)
Preferred stock: 10,000,000 shares authorized ($0.001 par value) none issued and outstanding	-	-
Class A Common stock, $.001 par value, 75,000,000 shares authorized and 50,000,000 and 0 shares issued and outstanding at December 31, 2011 and 2010 respectively	50,000	-
Class B Common stock, $.001 par value, 225,000,000 shares authorized 15,000,000 shares issued and outstanding at December 31, 2011 and 2010 respectively	15,000	15,000
Additional paid in capital	470,027	-
Deficit accumulated during development stage	(557,124)	(7,905)

Total stockholders' equity / (deficit)	(22,097)	7,095

Total liabilities and stockholders' equity / (deficit)	$15,000	$7,650

The Accompanying Notes are an Integral Part of the Financial Statements

VERSANT INTERNATIONAL, INC.
(Formerly Shang Hide Consultants, Ltd.)
STATEMENTS OF OPERATIONS
(A Development Stage Company)

				From Inception on
	For the Year Ended			May 5, 2010 to
	December 31, 2011	December 31, 2010		December 31, 2011

Net revenue	$-		$-	$-

Expenses
Officer Compensation	500,000		-	500,000
Professional fees	44,426		5,650	50,076
General and administrative	4,793		2,255	7,048

Net loss	$(549,219)		$(7,905)	$(557,124)

Loss per share - basic and diluted	$(0.04)	$	-*

Weighted average shares outstanding- basic and diluted	15,684,932		15,000,000

* Less than $0.01

The Accompanying Notes are an Integral Part of the Financial Statements

VERSANT INTERNATIONAL, INC.
(Formerly Shang Hide Consultants, Ltd.)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION ON MAY 5, 2010 TO DECEMBER 31, 2011
(A Development Stage Company)

	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Number	Amount	Number	Amount	Capital	Deficit	Equity

Balance May 5, 2010 (Inception)	-	$-	-	$-	$-	$-	$-

Common stock issued at par value			15,000,000	15,000	-		15,000

Net loss						(7,905)	(7,905)

Balance December 31, 2010	-	$-	15,000,000	$15,000	$-	$(7,905)	$7,095

Related party liabilities forgiven					5,027		5,027

Operating capital contributed					15,000		15,000

Issuance of restricted common stock	50,000,000	50,000			450,000		500,000

Net loss						(549,219)	(549,219)

Balance December 31, 2011	50,000,000	$50,000	15,000,000	$15,000	$470,027	$(557,124)	$(22,097)

The Accompanying Notes are an Integral Part of the Financial Statements

VERSANT INTERNATIONAL, INC.
(Formerly Shang Hide Consultants, Ltd.)
STATEMENTS OF CASH FLOWS
(A Development Stage Company)

	For the Year Ended December 31,		From Inception on May 5, 2010 to December 31,
	2011	2010	2011

Cash Flows From Operating Activities
Net loss	$(549,219)	$(7,905)	$(557,124)

Adjustments to reconcile net loss to cash used in operating activities:

Stock-based compensation	500,000		500,000
Increase in accounts payable and stockholder advances	41,569	555	42,124

Net cash used in operating activities	(7,650)	(7,350)	(15,000)

Cash Flows from Financing Activities
Capital contributed	15,000		15,000
Proceeds from issuance of common stock	-	15,000	15,000

Net cash provided by financing activities	15,000	15,000	30,000

Net increase in cash and cash equivalents	7,350	7,650	15,000

Cash and cash equivalents at beginning of period	7,650	-	-

Cash and cash equivalents at end of period	$15,000	$7,650	$15,000

Supplemental Information and non cash transactions

Cash paid for interest	$-	$-	$-

Cash paid for income taxes	$-	$-	$-

During the year ended December 31, 2011 cumulative related party liabilities totaling $5,027 were forgiven and converted to additional paid in capital.

The Accompanying Notes are an Integral Part of the Financial Statements

VERSANT INTERNATIONAL, INC.
(Formerly Shang Hide Consultants, Ltd)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 1 – Organization

Shang Hide Consultants (Company) was organized under the laws of the State of Nevada in May 2010.  The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation.

On December 27, 2011, pursuant to a change of control as noted in the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2012, the Company amended its articles of incorporation and changed its name to Versant International, Inc.

The principal business objective for the next 12 months and beyond continues to be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings.

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

Income Tax

Deferred tax assets and liabilities are recorded to reflect temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The tax rate used to determine the deferred tax assets and liabilities is the enacted tax rate for the year in which the differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that the Company expects to have a material impact on the financial position, results of operations, or cash flows.

Reclassifications

For current year presentation purposes, $5,650 of professional fees incurred in the period ended December 31, 2010 have been reclassified to conform to the current year presentation.  The reclassification did not have any impact on the previously reported financial position, results of operations, or cash flows.

Note 3 – Stock Issuance

In May 2010 the Company issued 15,000,000 shares of common at par value for cash totaling $15,000.

In December 2011 the Company’s former shareholders, directors, and officer converted $5,027 of previously accrued related party liabilities for operating expenses to additional paid in capital.

In December 2011 the Company amended its articles of incorporation and now has authorized capital as follows:

●	10,000,000 shares of preferred stock
●	75,000,000 shares of Class A common stock
●	225,000,000 shares of Class B common stock

Our Class A and Class B common stock has substantially the same rights with the exception of voting rights.  Each share of Class A common stock is entitled ten votes while each share of Class B common stock is entitled to one vote.

In December 2011 the Company issued 50,000,000 shares of Class A common stock to its new officers and directors, Glen Carnes and Michael Young, in consideration for services to be rendered to the Company in their new capacities with an estimated fair market value of $500,000.

Note 4 – Related Party Transactions

Since inception, the Company’s former officers, directors, and officer paid Company operating expenses, related to maintaining current filings with the Securities and Exchange Commission, totaling $5,027.  As of December 31, 2011 the amounts due to our former officers and shareholders were forgiven resulting in an increase in additional paid in capital.  No gain or loss was recognized as part of this debt forgiveness.

During the fourth quarter of 2011, $20,000 of legal and consulting fees incurred on behalf of the Company were paid by our officers and directors, Glen Carnes and Michael Young.  The amounts due are reflected in “advance from shareholder” on the accompanying balance sheet.

Note 5 – Income Tax

As of December 31, 2011 the Company’s previous net operating loss carry-forwards of approximately $20,000 as of December 21, 2011 were forfeited due to a change in control of the Company in December 2011.  Compensation expense of $500,000 incurred subsequent to the date of change in control along with other legal and consulting fees of approximately $37,000 resulted in a deferred tax asset totaling $188,000 as of December 31, 2011, assuming a 35% tax rate.

Since it is not likely that deferred tax assets will be realized, no current tax benefit was recognized and the deferred assets have been fully reserved.

The Company does not currently have temporary or permanent differences that provide additional deferred tax assets or result in deferred tax liabilities, nor are there any uncertain tax positions.

Our current net operating loss carry-forward will begin to expire in 2031and we are open to Internal Revenue Service audit for all periods since our inception.

Note 6 – Subsequent Events

We evaluated subsequent events through February 2, 2012, the date in which the financial statements were available to be issued, and determined there were no reportable events.

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

As of December 31, 2011, the Company carried out an evaluation, under the supervision and with the participation of our Principal Executive and Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation, the Company's Principal Executive And Financial Officer has concluded that the Company's disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that our internal control over financial reporting was effective as of December 31, 2011.

Our management determined that there were no other changes made in our internal controls over financial reporting during 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report on Form 10-K.

Item 9B.  Other Information.

Restricted Stock Agreements

On December 27, 2011, the Company entered into restricted stock agreements with each of Glen W. Carnes and Michael D. Young, pursuant to which Mr. Carnes was awarded 25,000,000 shares of the Company’s common stock and Mr. Young was awarded 25,000,000 shares of the Company’s common stock in consideration for services to be rendered to the Company in their new capacities as officers and directors of the Company, as further described under Item 5.02 below. The shares so awarded vested immediately upon grant. The shares were issued using a price per share of $0.01. The foregoing description of the restricted stock agreements is qualified in its entirety by reference to the form of restricted stock agreement as filed as Exhibit 10.1 our Current Report on Form 8-K on January 3, 2012.

Purchase of Majority of Outstanding Common Stock

On December 27, 2011, Glen W. Carnes and Michael D. Young (together, the “Buyers” entered into a stock purchase agreement with Marty Weigel, Mark Bailey and Michael Morrison (the “Selling Shareholders”), previously holders of the entire outstanding capital stock of Shang Hide Consultants, Ltd., a Nevada corporation (the “Company”). A small group of investors led by the Buyers purchased an aggregate of 14.7 million shares (the “Shares”) of common stock of the Company for an aggregate purchase price of $147,000. As a result of this transaction, a change in control occurred with respect to the Company’s capital stock ownership. The Company was not a party to the purchase agreement.

In accordance with the purchase agreement, upon completion of the sale of the Shares, the then current officers and directors of the Company resigned, and new officers and directors of the Registrant were appointed.

(b)  Resignation of Officers and Directors

Effective as of December 27, 2011, Marty Weigel and Mark Bailey resigned as directors of the Company and Mr. Weigel resigned as the Company’s President, Treasurer, and Secretary (Principal Executive and Accounting Officer).

(c)  Appointment of Officers

On December 27, 2011, the Company appointed Glen Carnes Chairman of the Board and Chief Executive Officer; Michael Young President and Chief Operating Officer; and Stanley Teeple Interim Chief Financial Officer, Treasurer and Secretary.

(d)  Appointment of Directors

On December 27, 2011, Glen W. Carnes, Michael D. Young and Stanley L. Teeple were appointed to serve on the Company’s Board of Directors, with Mr. Carnes serving as Chairman.

In connection with the change in control of a majority of the Company’s outstanding capital stock, the Company amended its Bylaws effective December 27, 2011 and adopted Amended and Restated Articles of Incorporation effective as of January 3, 2012. The material provisions of the amendments are summarized below.

Articles of Incorporation

Corporate Name

The Company changed its name to Versant International, Inc.

Capital Stock

The number of total authorized shares was increased from 75 million to 310 million shares. Common stock has been split into two classes, Class A and Class B. The new authorized capital stock of the Company includes 75 million shares of Class A common stock, 225 million shares of Class B common stock, and 10 million shares of Preferred Stock.

The rights and privileges of the Class A common stock, Class B common stock and Preferred Stock are set forth below.

●	Class A and Class B Common Stock

Except with respect to voting and conversion rights, the Class A Common Stock and Class B Common Stock shall have the same rights and privileges and rank equally, share ratably and be identical in all respects as to all matters.

With regard to voting rights, the holders of shares of Class A Common Stock and Class B Common Stock shall at all times vote together as one class on all matters (including the election of directors) submitted to a vote or for the consent of the stockholders of the Corporation; provided that

(i)
Each holder of shares of Class A Common Stock shall be entitled to ten (10) votes for each share of Class A Common Stock held as of the applicable date on any matter that is submitted to a vote or for the consent of the stockholders of the Corporation; and

(ii)
Each holder of shares of Class B Common Stock shall be entitled to one (1) vote for each share of Class B Common Stock held as of the applicable date on any matter that is submitted to a vote or for the consent of the stockholders of the Corporation.

Holders of Class A Common Stock shall have conversion rights as follows: each holder of record of Class A Common Stock may, in such holder’s sole discretion and at such holder’s option, convert any whole number or all of such holder’s shares of Class A Common Stock into fully paid and non-assessable shares of Class B Common Stock at the rate of two (2) shares of Class B Common Stock for each share of Class A Common Stock. This conversion privilege does not extend in the opposite direction; that is, holders of Class B shares are not able to convert them into Class A shares.

●	Preferred Stock

Holders of Preferred Stock shall have a liquidation preference above both classes of common stock, such that the initial price paid per share (subject to certain adjustments) shall be paid back to holders of Preferred Stock prior to any liquidation distributions to holders of any class of common stock.

Holders of Preferred Stock shall have conversion rights as follows: each holder of record of Preferred Stock may, in such holder’s sole discretion and at such holder’s option, convert any whole number or all of such holder’s shares of Preferred Stock into fully paid and non-assessable shares of Class A Common Stock at the rate of ten thousand (10,000) shares of Class A Common Stock for each share of Preferred Stock.

Bylaws

The Bylaws were amended to provide flexibility to the Company and its shareholders in the manner in which shares of capital stock may be issued to holders – shares may now be issued using either certificated or electronic form.
None.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance.

(a)  Identification of Directors and Executive Officers.

Our officers and directors and additional information concerning them are as follows:

Name	Age	Position

Glen W. Carnes	34	Chairman of the Board and Chief Executive Officer

Michael D. Young	30	President, Chief Operating Officer and Director

Stanley L. Teeple	63	Interim Chief Financial Officer and Director

Marty F. Weigel	36	Former President, Treasurer, Principal Financial Officer, Principal Executive Officer and Director

Mark A. Bailey	63	Former Secretary, Vice President and Director

Glen W. Carnes - Mr. Carnes is a seasoned investment banking professional with over 14 years in the financial investment industry. Mr. Carnes’ experience identifying and capturing market opportunities, is well suited to the Company’s objective of achieving long-term growth through an acquisition strategy. In his career in the investment banking industry, Mr. Carnes has worked for companies such as Wells Fargo, Bank of America, Citigroup and Morgan Stanley. From October 2010 to November 2011 Mr. Carnes served as a managing partner of Tryon & Co., a private investment management firm. Mr. Carnes resigned from this position to serve as Chairman and Chief Executive Officer of Versant International. From January 2008 to September 2010, Mr. Carnes managed investment portfolios at Morgan Stanley Smith Barney, as a Senior Portfolio Manager. Prior to that, Mr. Carnes served as a Senior Area Manager at Bank of America from 2006 to 2008. Mr. Carnes’ also previously served as CEO of Scena Financial, Inc. and President of United Express Investment Corporation. Mr. Carnes’ education includes an MBA from Pepperdine University, with an emphasis in Finance, and a Bachelor of Science from Pepperdine University in Business Management.

Michael D. Young – Mr. Young is the President of JPY Enterprises, Inc. where he has served as a consultant to numerous middle market firms and startup companies. Since 2006, Mr. Young has played a key role in consulting on various projects in a variety of industries, including the oil and gas, wireless technology, solar power, waste to energy, and electric vehicle sectors. Previously, Mr. Young worked for Western States Management Advisors as a Senior Manager and was directly responsible for acquisitions and structured transactions.

Stanley L. Teeple – Over the last 30 years Mr. Teeple has held numerous senior management positions in a number of public and private companies across a broad spectrum of industries. In his capacity as a turnaround consultant he has operated and worked for various court appointed trustees and principals as CEO, COO, and CFO in the entertainment, pharmaceuticals, food, travel, and tech industries. He presently operates his consulting business on a project-to-project basis and is currently engaged with Indigo-Energy, Inc. as a consultant CFO for the past 5 years.

Marty F. Weigel, CPA,  the Company's former President, Treasurer, Principal Financial Officer, Principal Executive Officer and  Director, is the founder and President (a position currently held) of Ingenium Accounting Associates, which was incorporated in September 2011.  He was previously an assurance partner with the accounting firm Mark Bailey & Company, Ltd. which he joined in 2004, until September 1, 2011.  As such, he focused on providing accounting and attestation services for both publicly and privately held companies in a wide range of industries.  Mr. Weigel began his career as a Financial Advisor with Morgan Stanley Dean Witter in late 1998 until he joined the public accounting firm Thomas Havey, LLP in 2000.  From 2000-2002 Mr. Weigel held staff accounting positions in the San Ramon, California office of the regional public accounting firm Thomas Havey, LLP.  From 2002-2004 Mr. Weigel held staff and senior accountant positions in the Reno office of the regional public accounting firm Kafoury, Armstrong & Company.  Mr. Weigel is a licensed Certified Public Accountant in the State of Nevada and holds a Bachelor of Science degree from the University of Nevada.

Mr. Weigel’s experience in identifying and conducting reverse mergers and other transactions has been gained through their involvement as independent auditors and consultants to a wide array of companies entering into similar transactions.  The Company believed the contacts obtained along with the experience in analyzing and accounting for these transaction are significantly beneficial.

Mark Bailey, CPA, ABV, the Company’s former Secretary, Vice President and a Director began his career in the late 1970s in the Los Angeles office of Arthur Young & Company (the predecessor to Big 4 accounting firm Ernst & Young).  In 1984 he founded and became the managing partner of the public accounting firm Mark Bailey & Company, Ltd. in Reno, Nevada where he currently serves as the Firm’s managing partner.  Mr. Bailey holds a Bachelor of Science degree in Business Administration with a concentration in accounting from California Polytechnic State University and is a licensed certified public accountant in Nevada and California.

Mr. Bailey’s experience in identifying and conducting reverse mergers and other transactions has been gained through their involvement, over the last ten years, as independent auditors and consultants to a wide array of companies entering into similar transactions.  The Company believed the contacts obtained along with the experience in analyzing and accounting for these transaction are significantly beneficial.

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

Item 11.  Executive Compensation.

The Company's officers received an aggregate of 50,000,000 restricted shares of Class A common stock as compensation for their roles as such, with an aggregate estimated fair value of $500,000.  Glen W. Carnes and Michael D. Young each received 25,000,000 shares of restricted Class A common stock with an estimated fair value of $250,000 per award.  The shares were fully vested on the date of grant and no formal Board or shareholder approval was required.  No other current or former officer or director received any cash or other remuneration since inception.

The Company does not currently have formally approved stock-based compensation plan.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of February 2, 2012, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who beneficially own more than 5% of the outstanding shares of Common Stock of the Company.

Name and Address	Amount of Beneficial Ownership	Percentage of All Classes

Glen W. Carnes (1)	32,350,000	49.98%
74 N. Pecos Suite D
Henderson, Nevada 89074

Michael D. Young (2)	32,350,000	49.98%
74 N. Pecos Suite D
Henderson, Nevada 89074
(1)  Glen W. Carnes serves as Chairman of the Board and Chief Executive Officer.

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

On December 27, 2011, the Company issued an aggregate 50,000,000 shares of Class A common stock to Glen W. Carnes and Michael D. Young, in consideration for services to be rendered to the Company in their new capacities as officers and directors of the Company, for consideration totaling $500,000.

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

The Nevada Revised Statutes permit a corporation to provide in its Articles of Incorporation that a director of the corporation shall not be personally liable to the corporation or its stockholders for monetary damages for breach of fiduciary duty as a director, except for liability for:

●	any breach of the director's duty of loyalty to the corporation or its stockholders;
●	acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;
●	payments of unlawful dividends or unlawful stock repurchases or redemptions; or
●	any transaction from which the director derived an improper personal benefit.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

From inception on May 5, 2010 through December 31, 2011 the Company’s former officers and shareholders paid an aggregate of $5,027 of normal operating expenses incurred by the Company.  The transactions were within the normal course of business and approved by the Company’s directors.  In December 2011, these liabilities were forgiven by the former officers and directors.

During the fourth quarter of 2011, the Company’s current officers and directors, Glen W. Carnes and Michael D. Young, paid expenses totaling $20,000 on behalf of the Company.  These expenses were incurred in the normal course of business and consisted of legal and consulting fees.  The payment of these expenses was approved by the Company’s directors.

None of the Company’s officers or directors had a promoter at any time during the past five fiscal years.

Item 14.  Principal Accountant Fees and Services.

Audit Fees.  During the fiscal years ended December 31, 2011 and 2010 the Company paid $7,329 and $5,650, respectively for audit and review services performed by our registered independent auditor, Haynie & Company.

Audit-Related Fees.  None.

Tax Fees.  None

All Other Fees. None.

Item 15.  Signatures and Exhibits.

(b)  Exhibits.

Exhibit Number	Description
3.1	Articles of Incorporation*

3.1.1	Amended and restated certificate of incorporation filed with Current Report on Form 8-K on January 3, 2012*

3.2	By-Laws*

10.1	Form of Common Stock Purchase Agreement*

10.1.1	Form of Restricted Stock Agreement incorporation filed with Current Report on Form 8-K on January 3, 2012*

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Accounting Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Accounting Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

*Previously filed

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

VERSANT INTERNATIONAL, INC.

Date: February 2, 2012	By:	/s/ Glen W. Carnes
Glen W. Carnes
Chief (Principal) Executive Officer and Chairman of the Board of Directors

Date: February 2, 2012	By:	/s/ Stanley L. Teeple
Stanley L. Teeple
Interim Chief (Principal) Financial Officer and Director