Form 10-Q
period 2012-03-31
Versant International, Inc.
filed 2012-05-15
CIK 1497120

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012.

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT.

For the transition period from ____________ to ____________

Commission file number: 000-54050

VERSANT INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-2553082
(State or other jurisdiction ofincorporation or organization)	(I.R.S. Employer Identification No.)

19200 Von Karman, 4th Floor, Irvine, CA 92612
 (Address of Principal Executive Office) (Zip Code)

(949) 281-6438
 (Registrant's telephone number including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer,an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

As of May 10, 2012, 138,580,000 shares of the registrant's common stock, $.001 par value, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

VERSANT INTERNATIONAL, INC.
(Formerly Shang Hide Consultants, Ltd.)
CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$37,896	$15,000
Accounts receivable	647	-
Inventory	9,632	-
Prepaid expenses	5,020	-

Total current assets	53,195	15,000

Other Assets
Goodwill	86,985	-

Total assets	$140,180	$15,000

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)

Current Liabilities
Advance from shareholder	$37,938	$20,000
Accounts payable	43,192	17,097

Total liabilities	81,130	37,097

Commitments and Contingencies	-	-

Stockholders' Equity/ (Deficit)
Preferred stock: 25,000,000 shares authorized ($0.001 par value) none issued and outstanding	-	-
Class A Common stock, $.001 par value, 200,000,000 shares authorized and 70,000,000 and 50,000,000 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	70,000	50,000
Class B Common stock, $.001 par value, 675,000,000 shares authorized 67,475,000 and 15,000,000 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	67,475	15,000
Additional paid in capital	3,146,749	470,027
Accumulated deficit	(3,225,174)	(557,124)

Total stockholders' equity / (deficit)	59,050	(22,097)

Total liabilities and stockholders' equity / (deficit)	$140,180	$15,000

The accompanying notes are an integral part of these financial statements

VERSANT INTERNATIONAL, INC.
(Formerly Shang Hide Consultants, Ltd.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31, 2012	March 31, 2011
	(unaudited)	(unaudited)
Revenue

Net sales	$4,472	$-
Cost of goods sold	3,619	-

Gross margin	853	-

Expenses
Officer compensation	$2,569,697	$-
Sales and marketing	910	-
Professional fees	86,571	-
Other general and adminstrative	11,725	-

Total operating expenses	2,668,903	-

Loss from operations	(2,668,050)	-

Net loss	$(2,668,050)	$-

Net loss per share - basic and diluted	$(0.04)	$-

Weighted average shares outstanding	70,190,278	15,000,000

The accompanying notes are an integral part of these financial statements

VERSANT INTERNATIONAL, INC.
(Formerly Shang Hide Consultants, Ltd.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31, 2012	March 31, 2011
	(unaudited)	(unaudited)
Cash Flows from Operating Activities

Net loss	$(2,668,050)	$-

Adjustments to reconcile net income to net cash provided by operating activities:

Stock based compensation	2,569,697
(Increase) in accounts receivable	(647)	-
(Increase) in prepaid expenses	(5,020)
Increase in accounts payable	22,952	-
Decrease in inventories	3,619	-

Net cash used in operating activities	(77,449)	-

Cash Flows from Investing Activities
Cash received in subsidiary acquisition	$2,907	$

Cash Flows from Financing Activities
Proceeds from shareholder advances	17,938	-
Proceeds from issuances of common stock	79,500	-

Net cash provided by financing activities	$97,438	$-

Net increase in cash and cash equivalents	22,896	-

Cash and cash equivalents at beginning of the period	$15,000	$7,650

Cash and cash equivalents at end of the period	$37,896	$7,650

Supplementary Disclosures of Cash Flow Information
The Company did not pay any interest or taxes for the three months ended March 31, 2012 and 2011, respectively

Non-Cash Investing and Financing Activities
During the three months ended March 31, 2012 the Company issued 10,000,000 shares of Class B common stock, valued at
$100,000, to acquire the identifiable assets including goodwill along with the assumed liabilities of its wholly-owned subsidiary
Mamma's Best, LLC.

The accompanying notes are an integral part of these financial statements

VERSANT INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 1 – Organization

Versant International, Inc. (Company) was organized under the laws of the State of Nevada in May 2010.  The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a companies or businesses seeking the perceived advantages of being a publicly held corporation. One of our principal business objectives for the next 12 months and beyond will be to achieve long-term growth potential through acquisitions or combinations with other businesses.

Through our recently acquired, wholly-owned subsidiary, Mamma’s Best, LLC we produce and sell food products.  Our products are available at well-known organic and natural food retail outlets primarily in the Los Angeles and Orange County locales.  To date, our food products consist of a total of four barbeque sauces and marinades.

Prior to the acquisition of Mamma’s Best we were considered to be in the development stage as defined by United States generally accepted accounting principles.

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

Management makes estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods.  Actual results could vary from these estimates.

Principles of Consolidation

Our consolidated financial statements consist of our legal parent, Versant International, Inc. and our wholly-owned subsidiary, Mamma’s Best, LLC.  All inter-company balances and transactions have been eliminated upon consolidation.

Cash and Cash Equivalents

We maintain our cash at federally insured financial institutions.  Cash equivalents with maturity dates less than 90 days from the date of origination are considered to be cash equivalents for all financial reporting purposes.  We currently have no cash equivalents.

Fair Value

Cash and other current assets and liabilities are carried at cost which approximates their fair value in accordance with the fair value hierarchy as established by US GAAP.

Receivables

Accounts receivable consist of amounts due from our distributors.  Accounts receivable are current in nature and we have not experienced any material collection issues. Our reserve for bad debt is based on factors including current sales amounts, historical charge-offs and specific accounts identified as high risk. Uncollectible accounts receivable are charged against the allowance for doubtful accounts when reasonable efforts to collect the amounts due have been exhausted.

Inventories

Inventories are stated at the lower of cost or market using the first-in first-out (“FIFO”) method.  Inventory is produced, bottled, and packed for shipment by a third party manufacturer.  We are not required to and have not entered into any firm purchase commitments with our manufacturer and we order inventory on a “just-in-time” basis.

Revenue Recognition

We recognize revenues upon delivery of goods to a customer.  This is generally the point at which title and risk of loss is transferred, and when payment has either been received or collection is reasonably assured.  Revenues are recorded net of applicable incentives and promotions and include all shipping and handling costs passed to customers.

We recognize an allowance for sales returns based upon estimated and known returns.  Product returns are recorded as a reduction of net revenues and as a reduction of the accounts receivable balance.  When all revenues are collected within the same period, resulting in no outstanding receivables at the balance sheet date, the allowance is reclassified to current liabilities.  Since inception, we have had an immaterial amount of our products returned.

Cost of Goods Sold

Our cost of goods sold includes all production and handling costs to produce our products. We have not incurred material shipping and handling costs to date.

Selling, General, and Administrative Expenses

Marketing – We promote our products with trade promotions and other product demonstrations. These programs include in-store display incentives and volume-based incentives. We expense advertising costs either in the period the advertising first takes place or as incurred. Consumer incentive and trade promotion activities are recorded as a reduction to revenues.  All marketing costs are recorded as an expense in the year incurred.

Goodwill

We test goodwill for impairment at least annually. We assess goodwill impairment risk by first performing a qualitative review of entity-specific, industry, market and general economic factors. If significant potential goodwill impairment risk exists, we apply a two-step quantitative test. The first step compares the estimated fair value with its carrying value. If the carrying value exceeds its fair value, the second step is applied to measure the difference between the carrying value and implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, the goodwill is considered impaired and reduced to its implied fair value.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that the Company expects to have a material impact on the financial position, results of operations, or cash flows.

Note 3 – Inventory

Our inventory is stated at the lower of cost or market using the FIFO method.  We have entered into third party production agreements on an as need basis, correspondingly, there are no purchase commitments related to inventory.  As of March 31, 2012 and December 31, 2011 we had finished goods inventory valued at $9,632 and $13,251 (pre-acquisition inventory held by our wholly-owned subsidiary Mamma’s Best LLC), respectively.  Periodic reviews for obsolescence are performed and applicable reserves are recognized.  We have not recognized any reserves for obsolete inventory through the period covered by this report.

Note 4 – Stock Issuances

On March 12, 2012 we issued 10,000,000 shares of Class B common stock valued at $100,000 in exchange for 100% of the 40,000,000 outstanding ownership units of Mamma’s Best, LLC.  For additional detail related to this stock issuance see Note 5 – Business Acquisition.

On March 27, 2012 we issued an aggregate of 20,000,000 shares of Class A common stock and 40,000,000 shares of Class B common stock to Glen W. Carnes (Chairman and Chief Executive Officer) and Michael D. Young (President and Chief Operating Officer) with each receiving 10,000,000 shares of Class A common stock and 20,000,000 shares of Class B common stock for related party compensation of $2,569,697.

During March 2012 we issued an aggregate of 2,475,000 shares of Class B common stock for total cash consideration of $79,500.

Note 5 – Business Acquisition

On March 12, 2012 we acquired 100% of the 40,000,000 outstanding ownership units of Mamma’s Best, LLC in exchange for 10,000,000 shares of Class B common stock.  We accounted for the transaction as a business combination by applying the acquisition method in which the fair value of the consideration given, $100,000, was allocated to the identifiable assets acquired of $16,158; the liabilities assumed of $3,143; and the goodwill acquired of $86,985.  Subsequent to the completion of the acquisition, Mamma’s Best LLC became a wholly-owned operating subsidiary of Versant International, Inc.

Since the fair value of the consideration given exceeded the fair value of the identifiable assets acquired and liabilities assumed, we recognized goodwill in accordance with ASC 805-30-30-1.  Correspondingly, we performed a preliminary impairment analysis of the goodwill acquired in accordance with the applicable US GAAP and our corresponding accounting policies.  Based on the results of Step 1 of our impairment test we determined the fair value of the acquired reporting unit (Mamma’s Best) inclusive of goodwill exceeds its carrying amount, thus no impairment was recognized.

Subsequent to the issuance of the Class B common stock related to the acquisition of Mamma’s Best, our officers and affiliates maintained the controlling interest in our consolidated Company.

Prior to the acquisition of Mamma’s Best, LLC we were considered and exploration stage shell company as defined by US GAAP and the applicable Securities and Exchange Commission Rules and Regulations, therefore, we are providing the following unaudited pro forma statement of operations for the three months ended March 31, 2011 for informational purposes.

MAMMA’S BEST, LLC – PRO FORMA STATEMENT OF OPERATIONS (Unaudited)

For the Three Months Ended March 31, 2011

Net Sales	$2,819
Cost of goods sold	2,147

Gross Margin	672

Operating Expenses:
Sales and marketing	3,226
Other general and administrative	984

Total operating expenses	4,210

Loss from operations / Net loss	$(3,538)

For additional information related to the acquisition, including the prior two years of audited financial statements for Mamma’s Best, LLC and pro-forma financial statements as of and for the year ended December 31, 2011, see our Current Reports on Form 8-K and 8-K/A as filed on March 16, 2012 and April 26, 2012, respectively.

Note 6 – Related Party Transactions

During the three months ended March 31, 2012 our officers and directors advanced us a net of $17,938 in order to pay legal and other general and administrative expenses.  The transactions occurred in the normal course of business and will be repaid as funding permits.  As of March 31, 2012 and December 31, 2011 we owed our officers and directors a total of $37,938 and $20,000, respectively.

See Note 4 for a discussion of the stock based compensation issued to our officers.

Note 7 – Concentrations

Customers

During the quarter ended March 31, 2012 two customers accounted for 88% and 12% of revenue, respectively.

Vendor

Our product line is produced, bottled, and packaged by one vendor. The Company has alternatives for these services, and no firm purchase commitments have been entered into with this vendor.

Note 8 – Operating Lease

During March 2012 we entered into an operating lease for our corporate office.  The lease commences on April 2, 2012 and expires on March 31, 2013.  The lease calls for monthly payments of $1,391.

Note 9 – Subsequent Events

In April 2012 we issued an aggregate of 555,000 shares of Class B common stock for total cash consideration of $30,500.  We also issued 550,000 shares of Class B common stock in exchange for services valued at $53,500.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of Versant International, Inc. (the "Company") and statements preceded by, followed by or that include the words "may," "believes," "expects," "anticipates," or the negation thereof, or similar expressions, which constitute "forward-looking statements" within the meaning of the Section 27A of the Securities Act of 1933 and Section 21E (the "Reform Act")of the Securities Exchange Act of 1934 (the "Exchange Act"). For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Reform Act. These forward-looking statements are based on the Company's current expectations and are susceptible to a number of risks, uncertainties and other factors.

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

The following discussion and analysis provides information which the Company's management believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report, as well as the Company's Form 10-K for the period ended December 31, 2011, and our Current Reports on Form 8-K and 8-K/A filed on March 16, 2012 and April 26, 2012, respectively.

Business Overview & Plan of Operations

Prior to our acquisition of Mamma’s Best, LLC on March 12, 2012, we were considered, under SEC Rule 12b-2 of the Exchange Act, a “shell company,” because we had nominal assets consisting of cash and no or nominal operations.

We continue to investigate and, if such investigation warrants, seek to acquire additional companies or businesses seeking the perceived advantages of being a publicly held corporation which may or may not be in the same industry as our wholly-owned subsidiary, Mamma’s Best, LLC. Our on-going principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through additional business combinations and the operation and growth of Mamma’s Best, rather than immediate, short-term earnings.

The analysis of new business opportunities will be undertaken by or under the supervision of Glen W. Carnes, our Chief Executive Officer and Chairman; Michael D. Young, our President and Chief Operating Officer; and Stanley L. Teeple, our Interim Chief Financial Officer.  Mssrs. Carnes, Young, and Teeple possess significant investment banking and acquisition experience to enhance our ability to identify acquisition targets. Our officers and directors have over 50 years of combined experience and involvement with these types of transactions across a wide array of industries.  Correspondingly, we believe the contacts obtained along with the experience in analyzing and accounting for these types of transactions is significantly beneficial in identifying potential acquisition targets.

Through our wholly-owned subsidiary, Mamma’s Best, LLC we sell unique, all natural food products based on family recipes of the subsidiaries’ founders.  Through the date of this report all of our sales were from a total of four sauces and marinades available at approximately 140 natural and organic food outlets in Southern California.

We are currently in the process of expanding our food line to include additional sauces and marinades, jams, soups, and salad dressings.  We are also seeking to expand our geographical presence throughout the Western United States as well as increase the number of retailers carrying our products.

We presently have five employees that consists of our officers and directors, and two of the founders of Mamma’s Best. Apart from our Chairman and Chief Executive Officer, Glen W. Carnes, our officers and other employees are engaged in outside business activities and anticipate that they will devote limited time to our business until it grows to a point its operations can support the appropriate level of full-time employees.

Results of Operations

Our analysis of the results of operations for the three months ended March 31, 2012 include comparisons with the results of operations of Mamma’s Best as contained in Note 5 to our consolidated interim financial statements.  Prior to the acquisition, for the three months ended March 31, 2011, Versant International did not have any activity or incur any expenses.

For the three months ended March 31, 2012 our revenues from sauce and marinade sales increased approximately 59% to $4,472.  The increase was primarily due to increases in retail outlets carrying our food products as well as increased brand recognition.  Historically, we have seen a relative even mix of sales amongst our four current product offerings.  We anticipate our sales to increase as we intend to devote additional time resources developing broker relationships; expand our product offerings; increase our geographical reach; and implement new promotional programs.

Our cost of goods sold increased to approximately $3,600 in-line with the increased revenue during the period ended March 31, 2012.  Our gross margin and cost of goods sold, as a percentage of revenue, remained relatively flat as compared to the three months ended March 31, 2011 since we did not increase our product price nor did our production vendor.  We expect to maintain our current sales margins and we closely monitor the costs of our underlying ingredients.  As our product lines increase our exposure to rapid price changes in raw materials such as fruits will also increase.  We believe our relationship with our production vendor is good which provides us timely information for making corresponding price adjustments to our finished goods.

During the three months ended March 31, 2012 our sales and marketing expenditures declined 72% to approximately $900 due to the decreased need to provide demos and samples.  During 2012 and beyond we expect our sales and marketing expenses to increase as we roll out new products and attempt to extend our geographical reach.

Our officer compensation (stock based) of $2,569,697; professional fees of $86,571; and other general and administrative expenses of $11,725 all increased significantly during the three months ended March 31, 2012.  Most of the increases were non-recurring items related to due diligence and increased SEC filings for the acquisition of Mamma’s Best which was completed on March 12, 2012.  We expect these items to decrease throughout the remainder of 2012 unless we acquire another operating business or exceed our current growth expectations for Mamma’s Best.

Liquidity and Capital Resources

Our current working capital and liquidity needs are provided by the operations of Mamma’s Best; working capital advances from our officers; and private placements of our common stock.  We have historically been able to meet our obligations from liquidity provided by our operations enhanced by advances from our officers. Our current obligations primarily consist of amounts due to our professional service providers related to the acquisition of Mamma’s Best.

Since we generally purchase inventory on a just in time basis we believe that cash provided by operations will be sufficient to meet our recurring obligations.  Additionally, our officers have agreed to defer payment of their outstanding obligations until such time as the Company obtains the appropriate level of operating resources or may accept equity settlements in the future.

We do not believe our current business activities will require significant additional capital asset investment.

In order to execute our Mamma’s Best growth strategy and acquire other businesses we will need to raise additional capital.  We intend to raise funds via private placements of our common stock, however, there are no firm future funding commitments by stockholders, management, or other third party investors.

We believe that our current resources are sufficient to meet our on-going operations, at their current levels, for at least the next twelve months.  Since we cannot accurately predict the timing of new food product launch or when we will acquire additional businesses, if any, we are currently unable to estimate our liquidity needs beyond the next twelve months.

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

As of March 31, 2012, the Company carried out an evaluation, under the supervision and with the participation of our Principal Executive and (Interim) Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation, the Company's Principal Executive and (Interim) Financial Officer has concluded that the Company's disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

Changes in internal controls over financial reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

We are unaware of any existing or pending legal proceedings or claims against the Company.

Item 2.  Recent Sales of Unregistered Securities

On March 12, 2012 we issued 10,000,000 shares of Class B common stock valued at $100,000 in exchange for 100% of the 40,000,000 outstanding ownership units of Mamma’s Best, LLC.  For additional detail related to this stock issuance see Note 5 – Business Acquisition.

On March 27, 2012 we issued an aggregate of 20,000,000 shares of Class A common stock and 40,000,000 shares of Class B common stock to Glen W. Carnes (Chairman and Chief Executive Officer) and Michael D. Young (President and Chief Operating Officer) with each receiving 10,000,000 shares of Class A common stock and 20,000,000 shares of Class B common stock for total related party compensation of $2,569,697.

During March 2012 we issued an aggregate of 2,475,000 shares of Class B common stock for total cash consideration of $79,500.

In April 2012 we issued an aggregate of 555,000 shares of Class B common stock for total cash consideration of $30,500.  We also issued 550,000 shares of Class B common stock in exchange for services valued at $53,500.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matter to a Vote of Security Holders

None.

Item 5.  Other Information

On March 12, 2012 we completed the acquisition of Mamma’s Best, LLC.  For detailed information related to Mamma’s Best, LLC please refer to our Current Report on Form 8-K and corresponding Form 8-K/A filed on March 16, 2012 and April 26, 2012, respectively.

Item 6.  Exhibits

31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Accounting Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Accounting Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERSANT INTERNATIONAL, INC.

Date: May 15, 2012	By:	/s/ Glen W. Carnes
Glen W. Carnes, Chairman and
Principal Executive Officer

VERSANT INTERNATIONAL, INC.

By:	/s/ Stanley L. Teeple
Stanley L. Teeple, Interim Principal
Accounting Officer and Director