Form 10-Q
period 2012-06-30
Versant International, Inc.
filed 2012-08-20
CIK 1497120

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2012.

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT.

For the transition period from ___________ to ___________

Commission file number: 000-54050

VERSANT INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-2553082
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19200 Von Karman, 6th Floor, Irvine, CA 92612

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

Yes ☐ No ☒

As of August 9, 2012, 140,870,000 shares of the registrant's common stock, $.001 par value, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERSANT INTERNATIONAL, INC.

(Formerly Shang Hide Consultants, Ltd.)

CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$14,055	$15,000
Accounts receivable	333	–
Inventory	8,609	–
Prepaid expenses	48,391	–

Total current assets	71,388	15,000

Other Assets
Goodwill	86,985	–

Total assets	$158,373	$15,000

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)

Current Liabilities
Advance from shareholder	–	20,000
Accounts payable	41,918	17,097

Total liabilities	41,918	37,097

Commitments and Contingencies

Stockholders' Equity/ (Deficit)
Preferred stock: 25,000,000 shares authorized, $0.001 par value none issued and outstanding	–	–
Class A Common stock, $.001 par value, 200,000,000 shares authorized and 70,000,000 and 50,000,000 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	70,000	50,000
Class B Common stock, $.001 par value, 675,000,000 shares authorized 70,670,000 and 15,000,000 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	70,670	15,000
Additional paid in capital	3,363,729	470,027
Accumulated deficit	(3,387,944)	(557,124)

Total stockholders' equity / (deficit)	116,455	(22,097)

Total liabilities and stockholders' equity / (deficit)	$158,373	$15,000

See accompanying notes to financial statements.

VERSANT INTERNATIONAL, INC.

(Formerly Shang Hide Consultants, Ltd.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue
Net sales	$707	$–	5,179	$–
Cost of goods sold	515	–	4,134	–

Gross margin	192	–	1,045	–

Expenses
Officer compensation	61,812	–	2,631,509	–
Sales and marketing	5,021	–	5,931	–
Professional fees	71,160	–	157,731	–
Other general and adminstrative	24,969	6,227	36,694	6,227

Total operating expenses	162,962	6,227	2,831,865	6,227

Loss from operations	(162,770)	(6,227)	(2,830,820)	(6,227)

Net loss	$(162,770)	$(6,227)	$(2,830,820)	$(6,227)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.03)	$(0.00)

Weighted average shares outstanding	138,703,444	15,000,000	104,446,861	15,000,000

See accompanying notes to financial statements.

VERSANT INTERNATIONAL, INC.

(Formerly Shang Hide Consultants, Ltd.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,	June 31,
	2012	2011
	(unaudited)	(unaudited)
Cash Flows from Operating Activities

Net loss	$(2,830,820)	$(6,227)

Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	2,628,697
Increase in accounts receivable	(333)	–
Increase in prepaid expenses	(3,391)	–
Increase in accounts payable	29,353	1,445
Decrease in inventories	4,642	–

Net cash used in operating activities	(171,852)	(4,782)

Cash Flows from Investing Activities
Cash received in subsidiary acquisition	2,907

Cash Flows from Financing Activities
Proceeds from issuances of common stock	168,000	–

Net decrease in cash and cash equivalents	(945)	(4,782)

Cash and cash equivalents at beginning of the period	15,000	7,650

Cash and cash equivalents at end of the period	$14,055	$2,868

Supplementary Disclosures of Cash Flow Information

The Company did not pay any interest or taxes for the six months ended June 30, 2012 and 2011, respectively

Non-Cash Investing and Financing Activities

During the six months ended June 30, 2012 the Company issued 10,000,000 shares of Class B common stock, valued at $100,000, to acquire the identifiable assets including goodwill along with the assumed liabilities of its wholly-owned subsidiary Mamma's Best, LLC.

See accompanying notes to financial statements.

VERSANT INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements included herein were prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, disclosures made are adequate to make the information not misleading.

In the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year.

Note 1 – Organization

Versant International, Inc. (Company) was organized under the laws of the State of Nevada in May 2010.  The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire companies or businesses seeking the perceived advantages of being a publicly held corporation. One of our principal business objectives for the next 12 months and beyond will be to achieve long-term growth potential through acquisitions or combinations with other businesses.

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

Note 3 – Inventory

Our inventory is stated at the lower of cost or market using the FIFO method. We have entered into third party production agreements on an as needed basis, correspondingly, there are no purchase commitments related to inventory. As of June 30, 2012 and December 31, 2011 we had finished goods inventory valued at $8,609 and $13,251 (pre-acquisition inventory held by our wholly-owned subsidiary Mamma’s Best LLC), respectively. Periodic reviews for obsolescence are performed and applicable reserves are recognized. We have not recognized any reserves for obsolete inventory through the period covered by this report.

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

On April, 5 2012 we issued 50,000 shares of Class B common stock for prior services received valued at $3,500.

On April 26, 2012 we issued 500,000 shares of Class B common stock in exchange for consulting services for a term of twenty months for total consideration of $50,000. As of June 30, 2012 we had a remaining pre-paid expense related to this issuance of $45,000.

On June 20, 2012 we issued 1,000,000 shares of Class B common stock to the founders and employees of our wholly-owned subsidiary, Mamma’s Best, for total compensation consideration of $54,000. In addition, during the three months ended June 30, 2012, the founders and employees of Mamma’s Best agreed to forgive $24,175 of previously accrued payables. We determined the forgiveness was in the nature of a capital contribution, correspondingly we did not recognize any gain or loss in the periods presented.

During the quarter ended June 30, 2012 we issued an aggregate of 1,645,000 shares of Class B common stock for total cash consideration of $88,500.

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

Prior to the acquisition of Mamma’s Best, LLC we were considered and exploration stage shell company as defined by US GAAP and the applicable Securities and Exchange Commission Rules and Regulations, therefore, we are providing the following unaudited pro forma statement of operations for the three months ended June 30, 2011 for informational purposes.

 MAMMA’S BEST, LLC – PRO FORMA STATEMENT OF OPERATIONS (Unaudited)

For the Three Months Ended
June 30, 2011

Net Sales	$5,879
Cost of goods sold	4,479

Gross Margin	1,400

Operating Expenses:
Sales and marketing	3,759
Other general and administrative	2,002

Total operating expenses	5,761

Loss from operations / Net loss	$(4,361)

For the Six Months Ended
June 30, 2011

Net Sales	$8,698
Cost of goods sold	6,626

Gross Margin	2,072

Operating Expenses:
Sales and marketing	6,985
Other general and administrative	2,986

Total operating expenses	9,971

Loss from operations / Net loss	$(7,899)

For additional information related to the acquisition, including the prior two years of audited financial statements for Mamma’s Best, LLC and pro-forma financial statements as of and for the year ended December 31, 2011, see our Current Reports on Form 8-K and 8-K/A as filed on March 16, 2012 and April 26, 2012, respectively.

Note 6 – Related Party Transactions

During the six months ended June 30, 2012 our officers and key employees provided operating advances totaling $51,321. As of June 30, 2012 we settled all of our related party payables, including the outstanding balance at December 31, 2011 of $20,000. Of these advances we repaid $47,146 in cash and $24,175 of obligations were forgiven.

See Note 4 for a discussion of the stock based compensation issued to our officers and employees.

Note 7 – Concentrations

Customers

During the six months ended June 30, 2012 three customers accounted for 100% of our revenue.

Vendor

Our product line is produced, bottled, and packaged by one vendor. The Company has alternatives for these services, and no firm purchase commitments have been entered into with this vendor.

Note 8 – Operating Lease

During March 2012 we entered into an operating lease for our corporate office. The lease commences on April 2, 2012 and expires on June 30, 2013. The lease calls for monthly payments of $1,391.

Note 9 – Subsequent Events

On August 17, 2012 our Board of Directors accepted the resignation of Mr. Stanley L. Teeple as the Company’s Interim Chief Financial Officer and Director.

In conjunction with the resignation of Mr. Teeple, our remaining Board of Directors approved the appointment of Michael D. Young, our current President, Chief Operating Officer, and a Director to serve as our Principal Accounting Officer.

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

The following discussion and analysis provides information which the Company's management believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report, as well as the Company's Form 10-K for the period ended December 31, 2011.

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

The analysis of new business opportunities will be undertaken by or under the supervision of Glen W. Carnes, our Chief Executive Officer and Chairman; Michael D. Young, our President and Chief Operating Officer. Mssrs. Carnes and Young possess significant investment banking and acquisition experience to enhance our ability to identify acquisition targets. Our officers and directors have nearly 25 years of combined experience and involvement with these types of transactions across a wide array of industries. Correspondingly, we believe the contacts obtained along with the experience in analyzing and accounting for these types of transactions is significantly beneficial in identifying potential acquisition targets.

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

We presently have four employees that consist of our officers and directors, and two of the founders of Mamma’s Best. Apart from our Chairman and Chief Executive Officer, Glen W. Carnes, our officers and other employees are engaged in outside business activities and anticipate that they will devote limited time to our business until it grows to a point its operations can support the appropriate level of full-time employees.

Results of Operations

Our analysis of the results of operations for the six months ended June 30, 2012 include comparisons with the results of operations of Mamma’s Best for the corresponding period in 2011 as contained in Note 5 to our consolidated interim financial statements. Prior to the acquisition, for the six months ended June 30, 2011, Versant International incurred approximately $6,000 in total general and administrative expenses of which all related to maintaining the Company’s ’34 Act filing requirements with the Securities and Exchange Commission (“SEC”).

For the six months ended June 30, 2012 our revenues from sauce and marinade sales decreased approximately 40% to $5,179. The decrease was primarily due to the Company changing brokers and re-focusing its efforts to a longer-term strategy by introducing our current products into new markets with the assistance of additional outside food brokers. Historically, we have seen a relative even mix of sales amongst our four current product offerings. We anticipate our sales to increase as we intend to devote additional time resources developing broker relationships; expand our product offerings; increase our geographical reach; and implement new promotional programs.

Our cost of goods sold decreased by approximately $2,500 in-line with the decreased revenue during the period ended June 30, 2012. Our gross margin and cost of goods sold, as a percentage of revenue, remained relatively flat as compared to the six months ended June 30, 2011 since we did not increase our product price nor did our production vendor. We expect to maintain our current sales margins and we closely monitor the costs of our underlying ingredients. As our product lines increase our exposure to rapid price changes in raw materials such as fruits will also increase. We believe our relationship with our production vendor is good which provides us timely information to making corresponding price adjustments to our finished goods.

During the six months ended June 30, 2012 our sales and marketing expenditures declined 15% to approximately $5,900 due to the decreased need to provide demos and samples. During 2012 and beyond we expect our sales and marketing expenses to increase as we roll out new products and attempt to extend our geographical reach.

Our officer compensation (primarily stock based) of $2,631,509; professional fees of $157,731; and other general and administrative expenses of $36,694 all increased significantly during the six months ended June 30, 2012. Most of the increases were non-recurring items related to due diligence and increased SEC filings for the acquisition of Mamma’s Best which was completed on March 12, 2012. We expect these items to decrease throughout the remainder of 2012 unless we require additional non-recurring ’34 Act filings, acquire another operating business, or exceed our current growth expectations for Mamma’s Best.

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

Since we generally purchase inventory on a just in time basis we believe that cash provided by operations will be sufficient to meet our recurring obligations. Additionally, our officers have agreed to defer payment or forgive their outstanding obligations until such time as the Company obtains the appropriate level of operating resources or may accept equity settlements in the future.

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

We believe that our current resources are sufficient to meet our on-going operations, at their current levels, for at least the next twelve months. Since we cannot accurately predict the timing of a new food product launch or when we will acquire additional business, if any, we are currently unable to estimate our liquidity needs beyond the next twelve months.

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

As of June 30, 2012, the Company carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and our newly appointed Principal Accounting Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation, the Company's Principal Executive Officer and newly appointed Principal Accounting Officer have concluded that the Company's disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

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

Item 2. Recent Sales of Unregistered Securities

The following is a discussion of our previously undisclosed recent sales of unregistered securities for the six months ended June 30, 2012:

On April, 5 2012 we issued 50,000 shares of Class B common stock for prior services received valued at $3,500.

On April 26, 2012 we issued 500,000 shares of Class B common stock in exchange for consulting services for a term of twenty months for total consideration of $50,000. As of June 30, 2012 we had a remaining pre-paid expense related to this issuance of $45,000.

On June 20, 2012 we issued 1,000,000 shares of Class B common stock to the founders and employees of our wholly-owned subsidiary, Mamma’s Best, for total compensation consideration of $54,000.

During the quarter ended June 30, 2012 we issued an aggregate of 1,645,000 shares of Class B common stock for total cash consideration of $88,500.

These securities were issued pursuant to an exemption from registration relying on Regulation D of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matter to a Vote of Security Holders

None.

Item 5. Other Information

Item 5.02. Departure of Directors and Certain Officers and Appointment of Certain Officers

On August 17, 2012 our Board of Directors accepted the resignation of Mr. Stanley L. Teeple as the Company’s Interim Chief Financial Officer and Director. Mr. Teeple indicated that he had no disagreements or disputes with the Company’s accounting policies or practices.

In conjunction with the resignation of Mr. Teeple, our remaining Board of Directors approved the appointment of Michael D. Young, our current President, Chief Operating Officer, and a Director to serve as our Principal Accounting Officer.

A brief biography of Mr. Young’s previous work experience as contained on our Form 10-K for the period ended December 31, 2011 as filed on February 3, 2012 is as follows:

Michael D. Young (Age 30) – Mr. Young is the President of JPY Enterprises, Inc. where he has served as a consultant to numerous middle market firms and startup companies. Since 2006, Mr. Young has played a key role in consulting on various projects in a variety of industries, including the oil and gas, wireless technology, solar power, waste to energy, and electric vehicle sectors. Previously, Mr. Young worked for Western States Management Advisors as a Senior Manager and was directly responsible for acquisitions and structured transactions.

Item 6. Exhibits

31	Section 302 Certification of Principal Executive and Financial Officer
32	Section 906 Certification of Principal Executive and Financial Officer
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

* Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period granted for the first quarterly period in which detailed footnote tagging is required.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERSANT INTERNATIONAL, INC.

Date: August 20, 2012	By:	/s/ Glen W. Carnes
Glen W. Carnes, Chairman and Principal Executive Officer

VERSANT INTERNATIONAL, INC.

Date: August 20, 2012	By:	/s/ Michael D. Young
Michael D. Young Principal Accounting Officer and Director

