Form 10-Q
period 2012-09-30
Versant International, Inc.
filed 2012-11-19
CIK 1497120

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2012.

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

[_]  Yes     [X]  No

As of November 8, 2012, 100,492,855 shares of the registrant's common stock, $.001 par value, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERSANT INTERNATIONAL, INC.
(Formerly Shang Hide Consultants, Ltd.)
CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2012	December 31, 2011
	(unaudited)
Current Assets
Cash and cash equivalents	$43,116	$15,000
Accounts receivable	959	–
Inventory	5,307	–
Prepaid expenses	38,891	–

Total current assets	88,273	15,000

Other Assets
Goodwill	86,985	–

Total assets	$175,258	$15,000

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)

Current Liabilities
Advance from shareholder	–	20,000
Accounts payable	28,217	17,097

Total liabilities	28,217	37,097

Commitments and Contingencies

Stockholders' Equity/ (Deficit)
Preferred stock: 25,000,000 shares authorized, $0.001 par value none issued and outstanding	–	–
Class A Common stock, $.001 par value, 200,000,000 shares authorized and 70,000,000 and 50,000,000 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	70,000	50,000
Class B Common stock, $.001 par value, 675,000,000 shares authorized 71,492,855 and 15,000,000 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	71,493	15,000
Additional paid in capital	3,509,420	470,027
Accumulated deficit	(3,503,872)	(557,124)

Total stockholders' equity / (deficit)	147,041	(22,097)

Total liabilities and stockholders' equity / (deficit)	$175,258	$15,000

The accompanying notes are an integral part of these financial statements

VERSANT INTERNATIONAL, INC.
(Formerly Shang Hide Consultants, Ltd.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue

Net sales	$3,804	$–	8,983	$–
Cost of goods sold	2,912	–	7,046	–

Gross margin	892	–	1,937	–

Expenses
Compensation	47,419	–	2,678,928	–
Sales and marketing	6,652	–	12,583	–
Professional fees	35,470	–	193,201	–
Other general and administrative	27,279	1,828	63,973	8,055

Total operating expenses	116,820	1,828	2,948,685	8,055

Loss from operations	(115,928)	(1,828)	(2,946,748)	(8,055)

Net loss	$(115,928)	$(1,828)	$(2,946,748)	$(8,055)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.03)	$(0.00)

Weighted average shares outstanding	141,042,772	15,000,000	116,646,165	15,000,000

The accompanying notes are an integral part of these financial statements

VERSANT INTERNATIONAL, INC.
(Formerly Shang Hide Consultants, Ltd.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,	September 30,
	2012	2011
	(unaudited)	(unaudited)
Cash Flows from Operating Activities

Net loss	$(2,946,748)	$(8,055)

Adjustments to reconcile net income to net cash provided by operating activities:

Stock based compensation	2,636,197
Increase in accounts receivable	(959)	–
Increase in prepaid expenses	(1,391)	–
Increase in accounts payable	15,652	3,225
Decrease in inventories	7,944	–

Net cash used in operating activities	(289,305)	(4,830)

Cash Flows from Investing Activities
Cash received in subsidiary acquisition	7,821	–

Cash Flows from Financing Activities
Proceeds from issuances of common stock	309,600	–

Net cash provided by financing activities	309,600	–

Net decrease in cash and cash equivalents	28,116	(4,830)

Cash and cash equivalents at beginning of the period	15,000	7,650

Cash and cash equivalents at end of the period	$43,116	$2,820

Supplementary Disclosures of Cash Flow Information

The Company did not pay any interest or taxes for the nine months ended September 30, 2012 and 2011, respectively.

Non-Cash Investing and Financing Activities

During the nine months ended September 30, 2012 the Company issued 10,000,000 shares of Class B common stock, valued at  $100,000, to acquire the identifiable assets including goodwill along with the assumed liabilities of its wholly-owned subsidiary Mamma's Best, LLC.

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

In addition to the parent Company, Versant International, Inc. operates three wholly-owned subsidiaries; Mamma’s Best LLC (“MB”), Strategic Management Consultants (“SMC”), and Grocers Direct (“GD”).

Through Mamma’s Best, LLC we produce and sell food products. Our products are available at well-known organic and natural food retail outlets primarily in the Los Angeles and Orange County locales. To date, our food products consist of a total of four barbeque sauces and marinades.

Strategic Management Consultants provides skilled advice for businesses to streamline and make more efficient management and organizational decisions. SMC formulates business strategies and improved operational performance by assessing the organization's current systems and processes; evaluating and recommending appropriate solutions; and ensuring success by mitigating potential risk. SMC provides the necessary resources, at all levels, to implement these new strategies and initiatives from sales and marketing, leadership, strategic partnerships, public relations, branding, financial forecasting and accounting.

Grocers Direct provides consulting and representation services for emerging natural food brands in the retail market place.

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

Principles of Consolidation

Our consolidated financial statements consist of our legal parent, Versant International, Inc. and our wholly-owned subsidiaries, Mamma’s Best, LLC, Strategic Management Consultants, and Grocers Direct. All inter-company balances and transactions have been eliminated upon consolidation.

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

Note 3 – Inventory

Our inventory is stated at the lower of cost or market using the FIFO method. We have entered into third party production agreements on an as needed basis, correspondingly, there are no purchase commitments related to inventory. As of September 30, 2012 and December 31, 2011 we had finished goods inventory valued at $5,307 and $13,251 (pre-acquisition inventory held by our wholly-owned subsidiary Mamma’s Best LLC), respectively. Periodic reviews for obsolescence are performed and applicable reserves are recognized. We have not recognized any reserves for obsolete inventory through the period covered by this report.

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

On April 26, 2012 we issued 500,000 shares of Class B common stock in exchange for consulting services for a term of twenty months for total consideration of $50,000. As of September 30, 2012 we had a remaining pre-paid expense related to this issuance of $37,500.

On June 20, 2012 we issued 1,000,000 shares of Class B common stock to the founders and employees of our wholly-owned subsidiary, Mamma’s Best, for total compensation consideration of $54,000. In addition, during the three months ended September 30, 2012, the founders and employees of Mamma’s Best agreed to forgive $24,175 of previously accrued payables. We determined the forgiveness was in the nature of a capital contribution, correspondingly we did not recognize any gain or loss in the periods presented.

During the quarter ended June 30, 2012 we issued an aggregate of 1,645,000 shares of Class B common stock for total cash consideration of $88,500.

During the quarter ended September 30, 2012 we issued an aggregate of 822,855 shares of Class B common stock for total cash consideration of $141,600 at per share prices ranging from $0.10 to $0.60. In addition, we received additional capital contributions of $4,914 related to the acquisitions of Grocers Direct and Strategic Management Consultants.

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

Prior to the acquisition of Mamma’s Best, LLC we were considered and exploration stage shell company as defined by US GAAP and the applicable Securities and Exchange Commission Rules and Regulations, therefore, we are providing the following unaudited pro forma statement of operations for the three and nine months ended September 30, 2011 for informational purposes.

MAMMA’S BEST, LLC – PRO FORMA STATEMENT OF OPERATIONS (Unaudited)

For the Three Months Ended
September 30, 2011

Net Sales	$8,911
Cost of goods sold	6,788

Gross Margin	2,123

Operating Expenses:
Sales and marketing	3,959
Other general and administrative	2,798

Total operating expenses	6,757

Loss from operations / Net loss	$(4,634)

For the Nine Months Ended
September 30, 2011

Net Sales	$17,609
Cost of goods sold	13,414

Gross Margin	4,195

Operating Expenses:
Sales and marketing	10,944
Other general and administrative	5,784

Total operating expenses	16,728

Loss from operations / Net loss	$(12,533)

For additional information related to the acquisition, including the prior two years of audited financial statements for Mamma’s Best, LLC and pro-forma financial statements as of and for the year ended December 31, 2011, see our Current Reports on Form 8-K and 8-K/A as filed on March 16, 2012 and April 26, 2012, respectively.

Note 6 – Related Party Transactions

During the nine months ended September 30, 2012 our officers and key employees provided operating advances totaling $51,321. As of September 30, 2012 we settled all of our related party payables including the outstanding balance at December 31, 2011 of $20,000. Of these advances we repaid $47,146 in cash and $24,175 of obligations were forgiven.

See Note 4 for a discussion of the stock based compensation issued to our officers and employees.

Note 7 – Concentrations

Customers

During the nine months ended September 30, 2012 three customers accounted for 100% of our revenue.

Vendor

Our product line is produced, bottled, and packaged by one vendor. The Company has alternatives for these services, and no firm purchase commitments have been entered into with this vendor.

Note 8 – Operating Lease

During March 2012 we entered into an operating lease for our corporate office. The lease commences on April 2, 2012 and expires on September 30, 2013. The lease calls for monthly payments of $1,391.

In September 2012 we expanded our office space which increased our monthly lease payments by $544 to $1,935. The expansion of our office space did not impact the initial term of the lease.

Note 9 – Subsequent Events

On October 30, 2012, we entered into a Separation Agreement and General Release (the “Separation Agreement”) with Mr. Michael D. Young, our prior President, Chief Operating Officer, Director and Principal Accounting Officer. Pursuant to the Separation Agreement, Mr. Young agreed to forfeit and return to the Company a total of Thirty-Five Million (35,000,000) restricted shares of Class A common stock and Six Million (6,000,000) restricted shares of Class B common stock, which were previously issued to Mr. Young and fully vested.

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

We continue to investigate and, if such investigation warrants, seek to acquire additional companies or businesses seeking the perceived advantages of being a publicly held corporation which may or may not be in the same industry as our wholly-owned subsidiary, Mamma’s Best, LLC. Our on-going principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through additional business combinations and the operation and growth of Mamma’s Best, Grocers, and Strategic Management Consultants, rather than immediate, short-term earnings.

The analysis of new business opportunities will be undertaken by or under the supervision of Glen W. Carnes, our Chief Executive Officer and Chairman. Mr. Carnes possesses significant investment banking and acquisition experience to enhance our ability to identify acquisition targets. Mr. Carnes has over 10 years of experience and involvement with these types of transactions across a wide array of industries. Correspondingly, we believe the contacts obtained along with the experience in analyzing and accounting for these types of transactions is significantly beneficial in identifying potential acquisition targets.

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

Additionally, our Grocers Direct and Strategic Management Consultants subsidiaries provide marketing, merchandising, and other brand awareness services to small to mid-sized companies in the all-natural wholesale food industry and beyond.

We presently have four employees that consist of our sole officer, Glen W. Carnes, two of the founders of Mamma’s Best, and one employee primarily providing services via our Grocers Direct subsidiary.

Results of Operations

Our analysis of the results of operations for the nine months ended September 30, 2012 include comparisons with the results of operations of Mamma’s Best for the corresponding period in 2011 as contained in Note 5 to our consolidated interim financial statements. Prior to the acquisition, for the nine months ended September 30, 2011, Versant International incurred approximately $8,000 in total general and administrative expenses of which all related to maintaining the Company’s ’34 Act filing requirements with the Securities and Exchange Commission (“SEC”).

For the nine months ended September 30, 2012 our revenues from sauce and marinade sales decreased by $8,626 to $8,983. The decrease was primarily due to the Company changing brokers and re-focusing its efforts to a longer-term strategy by introducing the current products into new markets with the assistance of additional outside food brokers. For the three months ended September 30, 2012 we increased our sales from the quarter ended June 30, 2012 as a result of resource re-focus and the addition of our food brokerage subsidiary, Grocer’s Direct.

We have continued, and significantly progressed, our on-going negotiations with our current and new retail outlets to expand our market reach within Southern California as well as expand our geographic offerings throughout California and beyond. While our management believes we will be successful in these endeavors, we do not have any firm commitments as of the date of this report and there is no guarantee we will achieve our expected market successes. In addition, we have substantially completed the development of six new all natural jams and six uniquely flavored soup offerings which are expected to roll-out by mid-2013.

Historically, we have seen a relative even mix of sales amongst our four current product offerings. We anticipate our sales to increase as we intend to devote additional time resources developing broker relationships; expand our product offerings; increase our geographical reach; and implement new promotional programs.

Our cost of goods sold decreased to approximately $7,000 in-line with the decreased revenue during the period ended September 30, 2012. Our gross margin and cost of goods sold, as a percentage of revenue, remained relatively flat as compared to the nine months ended September 30, 2011 since we did not increase our product price nor did our production vendor. We expect to maintain our current sales margins and we closely monitor the costs of our underlying ingredients. As our product lines increase our exposure to rapid price changes in raw materials such as fruits will also increase. We believe our relationship with our production vendor is good which provides us timely information to making corresponding price adjustments to our finished goods.

During the three and nine months ended September 30, 2012 we increased our sales and marketing expenditures by $2,693 and $1,639, respectively, from the comparable prior periods. These increases are the result of our increased focus on expanding the number of stores and geographical reach of our current product offerings through our wholly-owned subsidiary, Mamma’s Best.

During 2012 and beyond we expect our sales and marketing expenses to increase as we roll out new products and attempt to further extend our geographical reach.

Our officer compensation (primarily stock based) of $2,678,928; professional fees of $193,201; and other general and administrative expenses of $63,973 all increased significantly during the nine months ended September 30, 2012. Most of the increases were non-recurring items related to due diligence and increased SEC filings for the acquisition of Mamma’s Best which was completed on March 12, 2012. We expect these items to decrease throughout the remainder of 2012 unless we require additional non-recurring ’34 Act filings, acquire another operating business, or exceed our current growth expectations for Mamma’s Best.

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

Additionally, through our Grocer’s Direct subsidiary, we have been successful at increasing our Mamma’s Best market presence with our current offerings. Grocer’s Direct, which provides representation, merchandising, marketing, and other brand awareness services to all natural food offerings; is expected to increase our gross revenues and operating cash-flows. In addition to the benefits achieved by Mamma’s Best, Grocer’s Direct has entered into contracts with other all-natural food products to provide similar services. These services are provided for a monthly fee and /or a percentage of the gross sales of the products represented.

We also intend to develop the client base of our wholly-owned subsidiary, Strategic Management Consultants which provides skilled advice for businesses to streamline and make more efficient management and organizational decisions. Working with senior management teams, SMC formulates business strategies and improved operational performance by assessing the organization's current systems and processes. Evaluating and recommending appropriate solutions, and ensuring success by mitigating potential risk. SMC is able to provide the necessary resources, at all levels, to implement these new strategies and initiatives from sales and marketing, leadership, strategic partnerships, public relations, branding, financial forecasting and accounting to name a few. We are currently unable to predict or estimate future revenues for Strategic Management Consultants, if any.

We do not believe our current business activities will require significant additional capital asset investment.

In order to execute our Mamma’s Best, and other subsidiary, growth strategy and acquire other businesses we will need to raise additional capital. We intend to raise funds via private placements of our common stock, however, there are no firm future funding commitments by stockholders, management, or other third party investors.

We believe that our current resources are sufficient to meet our on-going operations, at their current levels, for at least the next twelve months. Since we cannot accurately predict the timing of a new food product launch or when we will acquire additional businesses, if any, we are currently unable to estimate our liquidity needs beyond the next twelve months.

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

As of September 30, 2012, the Company carried out an evaluation, under the supervision and with the participation of our Principal Executive and Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation, the Company's Principal Executive and Financial Officer have concluded that the Company's disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are not operating in an effective manner.

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

Item 2. Recent Sales of Unregistered Securities

The following is a discussion of our previously undisclosed recent sales of unregistered securities for the nine months ended September 30, 2012:

On April, 5 2012 we issued 50,000 shares of Class B common stock for prior services received valued at $3,500.

On April 26, 2012 we issued 500,000 shares of Class B common stock in exchange for consulting services for a term of twenty months for total consideration of $50,000. As of September 30, 2012 we had a remaining pre-paid expense related to this issuance of $45,000.

On June 20, 2012 we issued 1,000,000 shares of Class B common stock to the founders and employees of our wholly-owned subsidiary, Mamma’s Best, for total compensation consideration of $54,000.

During the quarter ended June 30, 2012 we issued an aggregate of 1,645,000 shares of Class B common stock for total cash consideration of $88,500.

During the quarter ended September 30, 2012 we issued an aggregate of 822,855 shares of Class B common stock for total cash consideration of $141,600 at per share prices ranging from $0.10 to $0.60. In addition, we received additional capital contributions of $4,914 related to the acquisitions of Grocers Direct and Strategic Management Consultants.

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

Date: November 19, 2012

VERSANT INTERNATIONAL, INC.

By: /s/ Glen W. Carnes
Glen W. Carnes, Chairman and
Principal Executive and Accounting Officer

