Form 10-K
period 2012-12-31
Global Vision Holdings, Inc.
filed 2013-04-01
CIK 1497120

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended December 31, 2012.

GLOBAL VISION HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-2553082
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

19200 Von Karman, 6th Floor, Irvine, CA	92612
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 281-6438

Facsimile number: (949) 281-3801

___________________________________

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2012, the aggregate market value of the voting and nonvoting common equity held by non-affiliates of Global Vision Holdings, Inc. was $286,011.

The number of shares of the registrant's $.001 par value common stock outstanding as of March 29, 2013 was 141,590,334.

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

PART I

Item 1. Business.

Overview

Global Vision Holdings, Inc. (“we”, “us”, “our”, the “Company” or the “Registrant”) was incorporated in the State of Nevada on May 5, 2010. Originally, the Company was engaged in organizational efforts, obtaining initial financing, and identifying potential business combination targets.

In December 2011, through a private transaction between our founders and our current officer, we experienced a change in control.

Prior to the acquisition of our wholly-owned subsidiary, Mamma’s Best, LLC on March 12, 2012, we were considered, under SEC Rule 12b-2 of the Exchange Act, a “shell company,” because we had nominal assets consisting of cash and no or nominal operations.

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

We continue to investigate and, if such investigation warrants, seek to acquire additional companies or businesses seeking the perceived advantages of being a publicly held corporation which may or may not be in the same industry as our wholly-owned subsidiaries. Our on-going principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through additional business combinations and the operation and growth of Mamma’s Best, Grocers Direct, and Strategic Management Consultants, rather than immediate, short-term earnings.

The analysis of new business opportunities will be undertaken by or under the supervision of Glen W. Carnes, our Chief Executive Officer and Chairman. Mr. Carnes possesses significant investment banking and acquisition experience to enhance our ability to identify acquisition targets. Mr. Carnes has over 11 years of experience and involvement with these types of transactions across a wide array of industries. Correspondingly, we believe the contacts obtained along with the experience in analyzing and accounting for these types of transactions is significantly beneficial in identifying potential acquisition targets.

We presently have five employees that consist of our sole officer, Glen W. Carnes, two of the founders of Mamma’s Best, an executive assistant, and one employee primarily providing services via our Grocers Direct subsidiary.

Products

Our product offerings, through our wholly-owned subsidiary Mamma’s Best, were created by three sisters, two of which remain actively employed, who were inspired by their “Mamma’s” wonderful talent for cooking. In 2008, the founding members of Mamma’s Best developed a unique, all natural, food product line based on family recipes that blended two distinct ethnic-style backgrounds. Since the inception of Mamma’s best in 2008 through December 31, 2012 our sales consisted of four products, a combination of sauces and marinades. Our natural food product line currently being sold consists of the following:

Sauces / Marinades

•	Backyard BBQ
•	Sweet and Spicy BBQ
•	Savory Soy Ginger Marinade
•	Citrus Marinade

We plan to further develop other “family-based” recipes and expand our existing food lines to include additional sauces and marinades, jams, soups, and salad dressings. We also intend to increase our product availability via our website, www.mammasbest.com.

All of our products have been developed by combining the two unique ethnic backgrounds of our founders. Our products are produced utilizing all natural and organic ingredients. We intend to roll out several new products and product lines over the next twelve months and beyond. Initially we expect these products to comprise new product areas of: (1) soup offerings, (2) salad dressings, and (3) jams, all based on the on-going use of nutritious, all natural ingredients. We have already developed, and began the sampling and testing of, the recipes for the following new product offerings, which we are in the process of bringing to market:

Soups:

•	Tuscan Fagioli
•	Oven Roasted Vegetable
•	Thai Soup
•	County Curried Vegetable
•	Soup de Soleil
•	Wholesome Bliss Veggie Broth

Jams:

•	Homestyle Grape
•	Homestyle Strawberry
•	Homestyle Plum
•	Homestyle Blackberry Pear
•	Homestyle Mango Jalapeno
•	Homestyle Acai Blueberry

Salad Dressings:

•	Asian Cilantro & Sesame
•	Mediterranean Balsamic & Herb
•	Roasted Garlic & Lemon
•	Classic Vinaigrette

The Company intends to roll out as many as 16 new product offerings in 3 additional product lines as quickly as practicable, contingent on the timely receipt of additional financing that will be needed to support the product offerings.

General Description of the Market

In 2011 the Organic Trade Association conducted a study, “US Families’ Organic Attitudes and Beliefs Study” that profiled organic buyers, tracked purchases and behavior motivation trends, and explored consumer knowledge and trust in organic looks and labeling. According to the study, previous organic purchasers as well as an increasing number of US families are motivated by concerns over the effects of pesticides, hormones and antibiotics on children, and the desire to avoid highly processed or artificial ingredients.

The 2011 study furthers the findings from previously conducted studies by industry experts. According to Organic Monitor estimates, global organic sales reached $54.9 billion in 2009, up from, $50.9 billion in 2008.1 The countries with the largest markets are the United States, Germany, and France.2 In the United States, sales of organic food and beverages have grown from $1 billion in 1990 to $26.7 billion in 2010, with sales in 2010 representing 7.7% growth over 2009 sales3, and early reports from the Organic Trade Association estimate that 2011 sales increased 9.5% from 2010. Organic food and beverage sales represented approximately 4% of overall food and beverage sales in 2010.4 Mass market retailers (mainstream supermarkets, club/warehouse stores, and mass merchandisers) in 2010 sold 54% of organic food. Natural retailers were next, selling 39% of total organic food sales. Other sales occur via export, the Internet, farmers’ markets/ Community Supported Agriculture, mail order, and boutique and specialty stores.5

The Natural and Organic Opportunity

Over the last couple of years, natural and organic food has been one of the fastest growing segments in the food sales and distribution industry. A study conducted by the Organic Trade Association indicated natural and organic products have grown from $1 billion in 1990 to over $30 billion in 2011, increasing nearly 9.5% in the last year despite the recent economic conditions. A review of recent studies by industry experts indicates that this growth trend is expected to continue at or above the rates since 2008. The trend toward healthier, more natural ingredients in food items is unmistakable. According to WholeFoods Magazine:

“Sharp food retailers have recognized that 1) consumers want to eat healthier and that 2) no major national food brand has yet fully captured the “natural” identity in consumers’ minds. In the absence of a dominant national “natural” brand, these first-mover retailers have seized the opportunity to “own” the natural category, and have begun to shift the balance of power away from manufacturers and toward retail stores.”6

Walmart, which sells about 25% of the nation’s food, announced in January 2011 a major five-year plan to convert thousands of its private label food items to healthier recipes. In addition, Walmart is encouraging its major suppliers such as Kraft Foods, Pepsi, Coca-Cola, Unilever, Nestle, and Procter and Gamble to follow suit.7 Retail Insights estimates that the reformulations to better-for-you ingredients across all these brands will account for well over half of all food-store sales within the next 10 to 15 years.8

While more established companies are reformulating toward healthier ingredients, we are entering the market with a fresh start, emphasizing all natural and organic ingredients in all of our tasty product lines. We believe this is a competitive advantage in a market segment that still has a long way to grow.

Sub-Markets

Within the natural and organic food market, we are initially targeting submarkets for sauces and marinades, soups, and jams. Other potential product lines that the Company is considering include salad dressings, chimichurri, baked goods, soup starters, pasta sauces, beef jerky, and frozen foods.

1 The World of Organic Agriculture: Statistics & Emerging Trends 2011.

2 Id.

3 Organic Trade Association’s 2011 Organic Industry Survey.

4 Id.

5 Id.

6 WholeFoods Magazine, “The Battle for Market Share: Who Owns the Natural Pie?”, available at http://wholefoodsmagazine.com/columns/merchandising-insights/battle-market-share.

7 Id.

8 Id.

•	BBQ sauces/marinades. Considering that 73% of all Americans own or have access to grills and consumers continue to embrace an “outdoor living lifestyle” that facilitates backyard getaways, we believe the BBQ market has solid growth potential. This belief is bolstered by a trend of increased emphasis on entertaining at home and dining out less.
•	Soups. We believe soup is a staple in most American households. In particular, the ready-to-serve variety of soup has seen sales increase by 16% in recent years, which translates into a $3.8 billion dollar market.
•	Jams. According to the International Jelly and Preserve Association, annual retail sales for jams, jellies, fruit spreads and preserves were about $632 million dollars in 2010.

Sales

Since our inception, our three customers have accounted for 100% of our revenues. Our results of operations have not been materially adversely impacted from this concentration of sales. We are aggressively pursuing an increased customer base and geographical reach and expect to reduce the historical revenue concentration over the next twelve months and beyond.

Distribution and Marketing

Our products are generally sold to natural and organic food retailers, some of which are well-known national chains, as well as smaller regional specialty stores. Our future distribution plans include forging relationships with additional retail grocery outlets, initially focused in the Western United States.

Our products are currently produced and distributed through third parties as we do not own or operate any manufacturing or warehouse facilities. We currently use three distributors: Monterey Provision Company, KeHE Distribution and Nature’s Best. During fiscal 2012 and 2011, we sold our products in approximately 140 retail outlets, mostly in the Southern California and the Southwestern U.S. region. As of the date of this report, we have begun the process to gain additional access to retail outlets across the United States through our distribution channel, including outlets of Sprouts Farmers Market and Whole Foods.

Our marketing objectives include building awareness for the Mamma’s Best brand and products, encouraging trial of the products, building a repeat customer base and building brand loyalty. To date, our marketing efforts have included both in-store and product demonstrations at special events. In certain circumstances, we provide promotional and volume pricing discounts to distributors. We are exploring additional marketing strategies including hiring marketing consultants, developing print and digital media advertisements, and additional consumer incentives such as coupons and contests.

We also believe that our Women’s Diversity Certificate may be attractive to some of the larger, mainstream retailers such as Albertson’s, Ralph’s and Von’s, which represent thousands of additional potential retail outlets for our products.

Supplies and Suppliers

Our products are currently produced, bottled, and supplied by one unrelated manufacturer located in Southern California. We do not have any firm commitments to use the manufacturer for future production. We maintain a good relationship with the manufacturer and believe they have the appropriate capacity to meet our current production needs.

While our products are unique within the marketplace, the underlying ingredients are readily available and generally not subject to shortages or other significant market fluctuations.

Our product and geographic expansion plans will likely require additional supplier relationships.

Competition

The rapidly expanding natural and organic food industry is highly competitive. Many of our competitors are established market participants with national and international brand recognition. Our competition includes: 1) large conglomerates; 2) specialty brands focused on the natural and organic foods market; and 3) potential customers who may make sauces, marinades and other similar products on their own at home. Most of our competitors, particularly large conglomerates and private label brands with substantial market share, have significantly more financial resources and distribution capabilities than we currently do. In addition, most of our competitors have longer operating histories and more demonstrated brand recognition than we currently do. Some of our specific competitors in the sauce and marinade product line include: Stubb’s, Organic Ville, Annie’s, Trader Joe’s brand, Soy Vay and Jim Beam. In the soup product line, we anticipate competing with Pacific Natural Foods, Imagine Natural Creations and Muir Organic, among others. And in the jam product line, we believe we will compete with Nature’s Hallow and others.

We intend to compete by providing superior tasting products with all natural ingredients while maintaining a homemade feel. We compete primarily on the basis of the uniqueness our product recipes and overall product quality. Moreover, improving our market position, including the introduction of additional products, requires substantial advertising and promotional expenditures. However, there can be no assurance we will be able to gain enough market share to achieve and support on-going profitability.

Intellectual Property

While our products are not patented, we believe our recipes and formulations are protected trade secrets.

Management feels that the process of developing food products from concept, including formulas, recipes, flavor profiles and the batching process is not easily attained and therefore is sensitive information which gives the Company a competitive advantage. This information is critical to the success of the Company. We consider this an intellectual asset of our business. Management prohibits contract manufacturers and agents from disclosing or using our confidential or proprietary information outside the company, before, during and after involvement with the Company.

All resources to the Company that have access to our proprietary information are required to execute a non-disclosure agreement. We consider everything we do in terms of marketing, promotions and product as a trade secret, and information we wish to keep confidential. Our proprietary information includes recipes, formulas, processes, and methods used in our production. It includes our business and marketing plans, customer lists, and contracts and we have taken reasonable measures to keep this information protected, as it is not readily ascertainable by the public.

We will protect our brand and image to the extent the law provides through trademark notifications. We are not reliant on heavy research and development and the costs associated with those efforts. Because of our close relationship with our contract manufacturer, our research and development costs are kept low and built into the cost of product. We have not registered trademarks or otherwise protected the propriety of our currently available products through registration with governmental authorities or licenses with private parties. As our market share and product availability increases, significant future expenditures may be required to protect our brand and proprietary product recipes.

Research and Development

Our products have, and are expected to be for the foreseeable future, developed by our founders. We do not expect to incur significant expenses related additional product development for at least the next twelve months.

Seasonality

We do not expect to experience seasonal variations in our operating results.

Regulation

United States food products are primarily regulated by the U.S. Food and Drug Administration (“FDA”). The FDA enacts and enforces regulations relating to the manufacturing, distribution and labeling of food products. The Food Safety Modernization Act, a 2011 law, provided additional food safety authority to the FDA. We do not expect the cost of complying with FDA laws and regulations to be material for at least the next twelve months.

In addition, some states further regulate operations within the food distribution and sales industry by requiring additional licensing, enforcing federal and state standards for selected food products, grading food products, inspecting plants and warehouses, regulating trade practices related to the sale of certain food products and imposing their own labeling requirements on food products. We believe we are compliant with all federal and state regulations.

Environmental Regulation

Since we do not currently produce or bottle our own food products, we do not have significant exposure to environmental protection laws and regulations.

Services

Our Grocers Direct and Strategic Management Consultants subsidiaries provide marketing, merchandising, and other brand awareness services to small to mid-sized companies in the all-natural wholesale food industry and beyond.

Through the date of this report, we have entered into approximately five contracts with other all-natural food product producers to provide services. These services are provided for a monthly fee and /or a percentage of the gross sales of the products represented.

We also intend to develop the client base of our wholly-owned subsidiary, Strategic Management Consultants (“SMC”) which provides skilled advice for businesses to streamline and make more efficient management and organizational decisions. Working with senior management teams, SMC formulates business strategies and improved operational performance by assessing the organization's current systems and processes. Evaluating and recommending appropriate solutions, and ensuring success by mitigating potential risk. SMC is able to provide the necessary resources, at all levels, to implement these new strategies and initiatives from sales and marketing, leadership, strategic partnerships, public relations, branding, financial forecasting and accounting to name a few. We are currently unable to predict or estimate future revenues for Strategic Management Consultants, if any.

Employees

As of the date of this report, we have a total of four full-time and part-time employees and we employ individuals on a daily basis, periodically, to provide in-store demonstrations of our products. The current number of employees is expected to be sufficient to support the level of our operations until such time there is a significant increase in market share and geographic expansion.

Item 1A. Risk Factors.

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors in addition to other information in this Current Report on Form 8-K and other filings with the SEC before purchasing our common stock. The risks and uncertainties described below are those that are currently deemed to be material and specific to our Company and industry. If any of these or other risks actually occurs, our business may be adversely affected, and the trading price of our common stock may decline and you may lose all or part of your investment.

Risks Associated With the Our Business

We have a limited operating history.

We have a limited operating history, a limited number of customers, and have experienced operating losses since our inception. The Company is subject to substantially all the risks inherent in the creation of a new business. As a result of its small size and capitalization and limited operating history, the Company is particularly susceptible to adverse effects of changing economic conditions and consumer tastes, competition, and other contingencies or events beyond the control of the Company. It may be more difficult for the Company to prepare for and respond to these types of risks and the risks described elsewhere than for a company with an established business and operating cash flow. Historically, we had no significant assets or financial resources. We will, in all likelihood over at least the next twelve months, sustain operating expenses that exceed our corresponding revenues. This operating deficiency will likely result in the incurrence of net operating losses until we can increase the reach of our distribution channel, our brand recognition and our customer base. There is no assurance we will be successful in increasing our business operations and achieving profitability.

We recently entered into a new business and may not be successful in executing our business plan.

We have recently entered into the natural and organic food development, distribution, and sales industry. We face significant competition from national and international food producer and distributors that possess significant brand recognition advantages. Even though our management believes our products are positioned to increase our market share, our limited operating history and financial resources make it difficult to penetrate our targeted market. If we are unable to increase our brand recognition we may not achieve profitability.

Based on our recurring losses our auditors have included an explanatory paragraph in their opinion as to the substantial doubt about our ability to continue as a going concern.

We have recently began operations and have incurred operating losses to date. We will likely require additional capital to maintain and execute our future business plans. As a result of historical operating losses, our independent auditors have included an explanatory paragraph in their opinion on our financial statements for the year ended December 31, 2012 as to the substantial doubt about our ability to continue as a going concern. As such, we may be required to cease operations and you could lose your entire investment.

We may likely need to raise additional funds in the future to fund our on-going operations and growth strategy. If such funds are not available we may not be able to continue as a going concern.

Our cash from operations may not be sufficient to meet our working capital needs and/or to implement our business strategies. As a result, we may need to raise additional capital or obtain additional financing. Accordingly, we expect that we will have to raise additional capital in the future to help fund our operations and growth strategy or to fund unforeseen capital requirements or other events and uncertainties. If we cannot raise funds on acceptable terms, we may not be able to increase or market share, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may prevent us from achieving profitability or continue as a going concern.

In addition, it may be difficult for us to raise capital due to a variety of factors, some of which may be outside of our control, including a tightening of credit markets, overall poor performance of stock markets, and/or an economic slowdown in the United States or other countries. Thus, there is no assurance we would be able to raise additional capital if needed. To the extent we do raise additional capital, the ownership position of existing stockholders could be diluted. Similarly, there can be no assurance that additional financing will be available if needed or that it will be available on favorable terms.

Our industry is highly competitive and we may be unable to compete effectively. Increased competition could adversely affect our financial condition.

The market for our products is highly competitive. Many of our competitors are substantially larger and have greater financial resources and broader name recognition than we do. Some of the well-established companies with which we compete include: Trader Joe’s brand, Soy Vay and Jim Beam. Our larger competitors may be able to devote greater resources to research and development, marketing and other activities that could provide them with a competitive advantage. Our market has relatively low entry barriers and is highly sensitive to the introduction of new products that may rapidly capture a significant market share. Increased competition could result in price reductions, reduced gross profit margins or loss of market share, any of which could have a material adverse effect on our financial condition and results of operations. There can be no assurance that we will be able to compete in this intensely competitive environment.

The failure of our suppliers to supply quality materials in sufficient quantities, at a favorable price, and in a timely fashion could adversely affect the results of our operations.

Our products are currently supplied from one vendor. The loss this vendor or significant increases in their pricing structure, would adversely affect our business operations. Although we believe that we could establish alternate sources for our products, any delay in locating and establishing relationships with other sources could result in product shortages, with a resulting loss of sales and customers.

A shortage of raw materials or an unexpected interruption of supply could also result in higher prices for materials used in the production of our products. Although we may be able to raise our prices in response to significant increases in the cost of these materials, we may not be able to raise prices sufficiently or quickly enough to offset the negative effects of the cost increases on our results of operations.

There can be no assurance that our current or future suppliers will provide the quality materials needed by us in the quantities requested or at a price we are willing to pay. Because we do not control the actual production of our sauces and marinades, we are also subject to delays caused by interruption in production of materials based on conditions outside of our control, including weather, transportation interruptions, strikes and natural disasters or other catastrophic events.

We could be exposed to product liability claims or other litigation, which may be costly and could materially adversely affect our operations.

Any general, commercial and/or service liability claims will have a material adverse effect on our financial condition. We could face financial liability due to product liability claims if the use of our products results in significant loss or injury. Additionally, the manufacture and sale of our products involves the risk of injury to consumers from tampering by unauthorized third parties or product contamination. We could be exposed to future product liability claims that, among others: our products contain contaminants; we provide consumers with inadequate instructions about product use; or we provide inadequate warning about side effects or interactions of our products with other substances.

Our products and manufacturing activities are subject to extensive government regulation, which could limit or prevent the sale of our products in some markets and could increase our costs.

The manufacturing, packaging, labeling, advertising, promotion, distribution, and sale of our products are subject to regulation by numerous national and local governmental agencies in the United States. Failure to comply with governmental regulations may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines, and criminal prosecutions. Any action of this type by a governmental agency could materially adversely affect our ability to successfully market our products. In addition, if the governmental agency has reason to believe the law is being violated (for example, if it believes we do not possess adequate substantiation for product claims), it can initiate an enforcement action. Governmental agency enforcement could result in orders requiring, among other things, limits on advertising, consumer redress, divestiture of assets, rescission of contracts, and such other relief as may be deemed necessary. Violation of these orders could result in substantial financial or other penalties. Any action by the governmental agency could materially adversely affect our ability and our customers’ ability to successfully market those products.

We cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can we determine what effect additional governmental regulations, when and if adopted, would have on our business. They could include requirements for the reformulation of certain products to meet new standards, the recall or discontinuance of certain products, additional record keeping, expanded or different labeling, and additional scientific substantiation. Any or all of these requirements could have a material adverse effect on our operations.

Our manufacturing and fulfillment activities are subject to certain risks.

Our products are manufactured for us in Huntington Park, CA. As a result, we are dependent on the uninterrupted and efficient operation of this facility. Our supplier’s manufacturing and fulfillment operations are subject to power failures, blackouts, the breakdown, failure or substandard performance of equipment, the improper installation or operation of equipment, natural or other disasters, and the need to comply with the requirements or directives of governmental agencies, including the FDA. While we believe our supplier has implemented various emergency, contingency and disaster recovery plans, there can be no assurance that the occurrence of these or any other operational problems at our supplier’s facility would not have a material adverse effect on our business, financial condition and results of operations. Furthermore, there can be no assurance that their contingency plans will prove to be adequate or successful if needed.

Changes in our relationships with significant customers could adversely affect us.

Since inception, our three largest customers accounted for 100% of our net revenues. There can be no assurance that all significant customers will continue to purchase our products in the same quantities or on the same terms as in the past, particularly as consumers continue to demand lower pricing and increased value. The loss of a significant customer or a material reduction in sales to a significant customer could materially and adversely affect our product sales, financial condition and results of operations.

We may be unable to adequately protect our product branding or may inadvertently infringe on the intellectual property rights of others.

Our products and recipes are not legally protected by trademarks or patents that are registered with the U.S. Patent and Trademark Office, or by contractual licenses. There can be no assurance that we will be able to protect our brand name and underlying products from infringement.

In addition, infringement may be alleged against us by our competitors. In the event we are required to defend our products in litigation, even if successful, substantial costs and diversion of resources could have a material adverse effect on our business, results of operation and financial condition. If any such claims are asserted against us, we may seek to obtain a license under the third party’s intellectual property rights. There can be no assurance, however, that a license would be available on terms acceptable or favorable to us, if at all.

We must leverage our value proposition to compete against retailer brands and other economy brands.

Retailers are increasingly offering retailer and other economy brands that compete with some of our products. Our products must provide higher value and/or quality to our consumers than less expensive alternatives, particularly during periods of economic uncertainty such as those we continue to experience. Consumers may not buy our products if the difference in value or quality between our products and retailer or other economy brands narrows or if consumers perceive a narrowing. If consumers prefer retailer or other economy brands, then we could lose market share or sales volumes or shift our product mix to lower margin offerings. The impact could materially and adversely affect our financial condition and results of operations.

We are dependent on our officers and other product development and marketing employees. Loss of any of these key employees may adversely impact our ability to execute our business plan.

For the foreseeable future, our success will depend largely on the services of all of our current employees due to their product development expertise. Our officers and key employees provide industry knowledge, marketing skills and relationships with major customers. We are also dependent on these employees to both manage our current operations, and attract and obtain additional financing. The loss of any of these employees or our inability to replace them effectively could seriously harm our business, financial condition or results of operations and our ability to execute our business plan.

Our marketing costs could materially increase which could have a material adverse effect on our earnings.

We incur marketing costs relating to the advertising and promotion of our products. For instance, our marketing costs may materially increase. Any increase in our marketing costs without an offsetting increase in our revenues could have a material adverse impact on our earnings.

In addition to our current operations, we pursue other acquisitions in unrelated industries. In this regard, we are not obligated to follow any particular criteria for evaluating new acquisition targets.

Even though we believe our officers and directors possess the appropriate expertise and ability to identify suitable acquisition targets, there is no guarantee any future acquisitions will be successful. Additionally, we may incur substantial expenses related to these activities that may be unrecoverable. We will target companies which we believe will provide the best potential long-term financial return for our stockholders and we will determine the terms of the relationship accordingly.

Our acquisition and strategic alliance strategies include numerous risks, including identifying acquisition candidates, execution risks, significant acquisition costs, the management of a larger enterprise, and the diversion of management’s attention that could cause our overall business operations to suffer.

We may seek to acquire companies that complement our business. Our inability to complete acquisitions and successfully integrate acquired companies may render us less competitive. We may evaluate acquisitions at any time. We cannot assure you that we will be able to identify acquisition candidates and complete acquisitions on commercially reasonable terms or at all. If we make acquisitions, we also cannot be sure that any benefits anticipated from the acquisitions will actually be realized. Additionally, we cannot be sure that we will be able to obtain financing for acquisitions.

The process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial, operational and managerial resources that would otherwise be available for the ongoing development or expansion of our existing business. The integration of acquired businesses may also lead to the loss of key employees of the acquired companies and diversion of management’s attention from ongoing business concerns. To the extent that we have miscalculated our ability to integrate and operate the business to be acquired, we may have difficulty in achieving our operating and strategic objectives. The diversion of management attention may affect our results of operations. Future acquisitions could result in the incurrence of debt and related interest expense, contingent liabilities and accelerated amortization expenses related to acquisition premiums paid, which could have a materially adverse effect on our financial condition, operating results and cash flow.

Risks Related to Our Stock

There is currently a limited trading market for our Class B Common Stock, and liquidity of shares of our Common Stock is limited.

Bid quotations for our Class B common stock are available on the OTCQB, an electronic quotation service for securities traded over-the-counter. Nevertheless, public trading in our Class B common stock is limited and an investor may find it difficult to liquidate significant portions of their holdings timely or at prices favorable to them.

A limited number of shares of our Common Stock are registered under the securities laws.

Accordingly, a significant amount of our outstanding shares of Common Stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. Compliance with the criteria for securing exemptions under federal securities laws and the securities laws of the various states is extremely complex, especially in respect of those exemptions affording flexibility and the elimination of trading restrictions in respect of securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws.

Applicable SEC Rules governing the trading of “penny stocks” limits the trading and liquidity of our common stock which may affect the trading price of our common stock.

We have filed the necessary regulatory applications to enable portions of our common stock to be eligible for trading on the OTC Bulletin Board. Through the date of this report, our common stock traded below $5.00 per share, therefore, our common stock is considered a “penny stock” and will be subject to SEC rules and regulations that impose limitations upon the manner in which our shares can be publicly traded. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure document explaining the penny stock market and the associated risks. Under these regulations, brokers who recommend penny stocks to persons other than established customers or certain accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. These regulations may have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

We intend to raise additional capital in the future, and such additional capital may be dilutive to stockholders or impose operational restrictions.

We intend to raise additional capital in the future to help fund our operations and acquisition strategy through sales of shares of our common stock, securities convertible into shares of our common stock, or issuances of debt. Additional convertible debt or equity financing may be dilutive to our stockholders and debt financing, if available, may involve restrictive covenants that may limit our operating flexibility. If additional capital is raised through the issuance of shares of our common stock or securities convertible into shares of our common stock, the percentage ownership of our stockholders will be reduced. These stockholders may experience additional dilution in net book value per share and any additional equity securities may have rights, preferences and privileges senior to those of the holders of our common stock.

Our executive officers, directors and principal stockholders collectively have the power to control our management and operations, and have a significant majority in voting power on all matters submitted to the stockholders of the company.

Management and affiliates of our management currently beneficially own 100% of the outstanding Class A common stock which has a 10:1 voting ratio to Class B common stock. Generally, Class A common stock and Class B common stock vote together on all matters submitted for vote to the stockholders of the Company, including the election of directors. Consequently, management has the ability to influence control of the operations of the Company and, acting together, will have the ability to influence or control substantially all matters submitted to stockholders for approval, including:

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

The trading price of our common stock is highly volatile.

The trading price of our shares may, from time to time, fluctuate widely. The trading price may be affected by a number of factors including events described in the risk factors set forth in this report as well as our operating results, financial condition, announcements regarding our business, general economic conditions and other events or factors. In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the price of many small capitalization companies and that often have been unrelated or disproportionate to the operating performance of these companies. Market fluctuations such as these may seriously harm the market price of our common stock. Further, securities class action suits have been filed against companies following periods of market volatility in the price of their securities. If such an action is instituted against us, we may incur substantial costs and a diversion of management attention and resources, which would seriously harm our business, financial condition and results of operations.

We do not intend to pay dividends in the foreseeable future.

We have never declared or paid a cash dividend on our common stock. Accordingly, we do not anticipate paying any dividends in the foreseeable future and investors seeking dividend income should not purchase our common stock.

We may issue Preferred Stock, which could have the effect of delaying or preventing a change in control of the Company.

Our Amended and Restated Articles of Incorporation authorizes the issuance of up to 25,000,000 shares of Preferred Stock. In the event Preferred Stock is issued, it could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. This is because each share of Preferred Stock would be convertible into ten thousand (10,000) shares of Class A common stock, and each share of Class A common stock, in turn, would be convertible into ten (10) shares of Class B common stock. Thus, holders of Preferred Stock could exert significant influence on matters that would require the approval of stockholders, including a proposed merger of the Company into another corporate entity, or a different kind of sale of the Company. Although we have no present plans to issue any shares of our authorized Preferred Stock, there can be no assurance that the Company will not do so in the future.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company does not own any properties. The Company rents office space for its sole officer at a base annual cost of approximately $24,000. Additionally, we rent storage space from Mamma’s Best’s inventory manufacturer at a base annual cost of approximately $1,200. We believe our current space adequately meets our operational needs. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

There are presently no pending legal proceedings to which we are a party or as to which any of our property is subject, and no such proceedings are known to us to be threatened or contemplated.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information.

Our Class B shares of common stock are quoted under the symbol “GVHIB” on the OTCQB market operated by OTC Markets Group Inc. Our stock began trading on August 15, 2012. Prior to August 15, 2012 there was no established public trading market for any class of our common stock. Further, there was no market activity since inception (May 2010) through December 31, 2011. In December 2011 the Company’s three previous shareholders sold 14,700,000 shares of Class B common stock in a private equity transaction with our current officer and director at a sales price of $0.01 per share.

The following quotations, obtained from Market Watch, reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

OTC Markets(1)

Quarter Ended	High	Low
December 31, 2012	$1.28	$0.35
September 30, 2012	$1.16	$0.01
June 30, 2012	n/a	n/a
March 31, 2012	n/a	n/a
December 31, 2011	n/a	n/a
September 30, 2011	n/a	n/a
June 30, 2011	n/a	n/a
March 31, 2011	n/a	n/a

_________________

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

(b) Holders.

As of March 29, 2013, there were 72 holders of record of our common stock with an aggregate of 141,570,334 shares of the Common Stock issued of which 35,000,000 Class A shares were outstanding; 65,570, 334 Class B shares were outstanding; and 35,000,000 shares of Class A common stock and 6,000,000 shares of Class B common stock were issued and held as Treasury Stock.

(c) Dividends.

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future. It is our management’s intention to utilize all available funds for the development of our on-going business.

(d) Securities Authorized for Issuance under Equity Compensation Plans.

On September 28, 2012, our Board of Directors and two members of our Board that owned, in the aggregate, approximately 96% of the total then outstanding voting power of our common stock, approved the adoption of the Company’s 2012 Equity Incentive Plan (the “Plan”). These consents constitute the only stockholder approval required for the approval of the Plan under Nevada corporate law and our charter documents. We intend to distribute notice to our stockholders who did not execute a written consent to approve the Plan, and the Plan is not yet effective pending pubic filing of such notice with the SEC. No awards were outstanding and vested under the Plan as of December 31, 2012.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This Annual Report on Form 10-K contains certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of Global Vision Holdings, Inc. (the "Company") and statements preceded by, followed by or that include the words "may," "believes," "expects," "anticipates," or the negation thereof, or similar expressions, which constitute "forward-looking statements" within the meaning of the Section 27A of the Securities Act of 1933 and Section 21E (the "Reform Act") of the Securities Exchange Act of 1934 (the "Exchange Act"). For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Reform Act. These forward-looking statements are based on the Company's current expectations and are susceptible to a number of risks, uncertainties and other factors.

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

The following discussion and analysis provides information which the Company's management believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.

Business Overview & Plan of Operations

Prior to our acquisition of Mamma’s Best, LLC on March 12, 2012, we were considered, under SEC Rule 12b-2 of the Exchange Act, a “shell company,” because we had nominal assets consisting of cash and no or nominal operations.

We continue to investigate and, if such investigation warrants, seek to acquire additional companies or businesses seeking the perceived advantages of being a publicly held corporation which may or may not be in the same industry as our wholly-owned subsidiaries; Mamma’s Best, LLC (“Mamma’s Best”, “MB”), Grocer’s Direct (“GD”), and Strategic Management Consultants (“SMC”). Our on-going principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through additional business combinations and the operation and growth of Mamma’s Best, Grocers, and Strategic Management Consultants, rather than immediate, short-term earnings.

The analysis of new business opportunities will be undertaken by or under the supervision of Glen W. Carnes, our Chief Executive Officer and Chairman. Mr. Carnes possesses significant investment banking and acquisition experience to enhance our ability to identify acquisition targets. Mr. Carnes has over 11 years of experience and involvement with these types of transactions across a wide array of industries. Correspondingly, we believe the contacts obtained along with the experience in analyzing and accounting for these types of transactions is significantly beneficial in identifying potential acquisition targets.

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

We presently have five employees that consist of our sole officer, Glen W. Carnes, two of the founders of Mamma’s Best, an executive assistant and one employee primarily providing services via our Grocers Direct subsidiary.

Results of Operations

Our analysis of the results of operations for the year ended December 31, 2012 include comparisons with the results of operations of Mamma’s Best for the corresponding period in 2011 as contained in Note 5 to our consolidated financial statements.

Revenue and Cost of Sales

For the year ended December 31, 2012 our revenues from sauce and marinade sales decreased by $1,792 to $16,977. The decrease was primarily due to the Company changing brokers and re-focusing its efforts to a longer-term strategy by introducing the current products into new markets with the assistance of additional outside food brokers.

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

Our cost of goods sold decreased to approximately $800 in-line with the decreased revenue during the year ended December 31, 2012. Our gross margin and cost of goods sold, as a percentage of revenue, remained relatively flat as compared to the year ended December 31, 2011 since we did not increase our product price nor did our production vendor. We expect to maintain our current sales margins and we closely monitor the costs of our underlying ingredients. As our product lines increase our exposure to rapid price changes in raw materials such as fruits will also increase. We believe our relationship with our production vendor is good which provides us timely information to making corresponding price adjustments to our finished goods.

In addition to the sales of the Mamma’s Best sauces and marinades, we generated service revenue of $1,850 in 2012 from our Grocer’s Direct subsidiary which provides product placement and other consulting services to small, independent organic food and beverage producers.

Operating Expenses

During the year ended December 31, 2012 we substantially increased our sales and marketing expenditures from $11,581 in 2011 to $48,957. These increases are the result of our increased focus on expanding the number of stores and geographical reach of our current product offerings through our wholly-owned subsidiary, Mamma’s Best.

During 2012 and beyond we expect our sales and marketing expenses to increase as we roll out new products and attempt to further extend our geographical reach.

Our compensation cost of $2,708,129 for the year ended December 31, 2012 increased approximately 442% from the prior period amount of $500,000. Our 2011 compensation cost was 100% stock-based and paid to our officers. For the year ended 2012, with the exception of approximately $82,000, all of our compensation cost was in the form of restricted stock awards primarily paid to our officers and other employees. In connection with the resignation of Michael D. Young, we successfully “clawed-back” previously recognized restricted stock awards valued at $1,084,600. Our 2012 compensation costs included significant restricted stock awards which we do not expect to incur in future periods. For the next twelve months and beyond we expect to incur compensation costs in-line with our expected increases in our product sales and do not expect to issue additional restricted stock awards at the 2012 levels.

During the year ended December 31, 2012 we incurred professional fees of $238,316 compared to $44,426 in the prior period. The increase of approximately 436% was primarily due to due diligence and corresponding legal and accounting fees associated with the acquisition of Mamma’s Best. Increased legal fees were also incurred in the preparation employment and other contractual agreements. We expect these fees to fluctuate based on our on-going acquisition activities and entry into other material agreements.

Other general and administrative expenses of $160,938 incurred in the year ended December 31, 2012 increased significantly from $13,907 in the comparable period of 2011. The increase was primarily the result of increased business activities associated with becoming an operating company. In this regard we leased office space while in prior periods we were operating from the existing locations of our previous officers. We further experienced increases in business development activities associated with our growth strategies. We expect these items to remain relatively flat or increase in the next twelve months as Mr. Carnes continues to pursue acquisition opportunities.

Liquidity and Capital Resources

Our current working capital and liquidity needs are provided by the operations of Mamma’s Best and Grocer’s Direct; working capital advances from our officers; and private placements of our debt and equity instruments. We have historically been able to meet our obligations from liquidity provided by our operations enhanced by advances from our officers. Our current obligations primarily consist of amounts due to our professional service providers.

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

In order to execute our Mamma’s Best and other subsidiary growth strategy, and acquire other businesses, we will need to raise additional capital. We intend to raise funds via private placements of debt and equity instruments. In this regard, we entered into a Securities Purchase agreement with an investor for the sale and issuance of an 8% convertible promissory note in the amount of $50,000. Please see our Current Report on Form 8-K filed on March 12, 2013 for additional terms of the agreements. We are intending to enter into additional agreements of this nature, or those that are the most beneficial to the Company; however, there are no firm future funding commitments by stockholders, management, or other third party investors.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Global Vision Holdings, Inc. (formerly Versant International, Inc.)

Reno, NV

We have audited the accompanying consolidated balance sheet of Global Vision Holdings, Inc. (formerly Versant International, Inc.) and subsidiaries (“Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Vision Holdings, Inc. and subsidiaries (formerly Versant International, Inc.) as of December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 of the accompanying consolidated financial statements, the Company has incurred losses and has negative operating cash flows. These factors, and the need for additional financing in order for the Company to meet its business plans, raise substantial doubt about its ability to continue as a going concern. Management’s plan to continue as a going concern is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s:/ Haynie & Company

Salt Lake City, Utah

April 1, 2013

GLOBAL VISION HOLDINGS, INC.

(Formerly Versant International, Inc.)

CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31, 2012	December 31, 2011
Current Assets
Cash and cash equivalents	$15,883	$15,000
Accounts receivable	8,810	–
Inventory	3,208	–
Prepaid expenses	165,558	–

Total current assets	193,459	15,000

Other Assets
Goodwill	86,985	–

Total assets	$280,444	$15,000

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)

Current Liabilities
Advance from shareholder	–	20,000
Accounts payable	40,842	17,097

Total liabilities	40,842	37,097

Commitments and Contingencies

Stockholders' Equity/ (Deficit)
Preferred stock: 25,000,000 shares authorized, $0.001 par value none issued and outstanding	–	–
Class A Common stock, $.001 par value, 200,000,000 shares authorized and 70,000,000 shares issued and 35,000,000 outstanding at December 31, 2012 and 50,000,000 shares issued and outstanding at December 31, 2011.	70,000	50,000
Class B Common stock, $.001 par value, 675,000,000 shares authorized 71,570,334 shares issued and 65,570,334 outstanding at December 31, 2012 and 15,000,000 shares issued and outstanding at December 31, 2011	71,570	15,000
Treasury stock	(1,084,600)	–
Additional paid in capital	3,806,143	470,027
Accumulated deficit	(2,623,511)	(557,124)

Total stockholders' equity / (deficit)	239,602	(22,097)

Total liabilities and stockholders' equity / (deficit)	$280,444	$15,000

The accompanying notes are an integral part of the financial statements

GLOBAL VISION HOLDINGS, INC.

(Formerly Versant International, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,	December 31,
	2012	2011

Revenue

Net product sales	$16,977	$–
Service income	1,850
Cost of goods sold	13,474	–

Gross margin	5,353	–

Expenses

Compensation	2,708,129	500,000
Sales and marketing	48,957	–
Professional fees	238,316	44,426
Other general and administrative	160,938	4,793

Total operating expenses	3,156,340	549,219

Loss from operations	(3,150,987)	(549,219)

Other income

Stock compensation claw-back	1,084,600	–

Net loss	$(2,066,387)	$(549,219)

Net loss per share - basic and diluted	$(0.02)	$(0.04)

Weighted average shares outstanding	123,084,441	15,684,932

The accompanying notes are an integral part of the financial statements

 GLOBAL VISION HOLDINGS, INC.

(formerly Versant International, Inc.)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM DECEMBER 31, 2010 TO DECEMBER 31, 2012

	Class A Common Stock		Class B Common Stock		Additional Paid-In	Treasury	Accumulated	Total Stockholders'
	Number	Amount	Number	Amount	Capital	Stock	Deficit	Equity
Balance December 31, 2010	–	$–	15,000,000	$15,000	$–	$–	$(7,905)	$7,095

Related party liabilities forgiven					5,027			5,027

Operating capital contributed					15,000			15,000

Issuance of common stock for services at $0.01 per share	50,000,000	50,000			450,000			500,000

Net loss							(549,219)	(549,219)

Balance December 31, 2011	50,000,000	$50,000	15,000,000	$15,000	$470,027	$–	$(557,124)	$(22,097)

Issuance of common stock for the acquisition of Mamma's Best LLC			10,000,000	10,000	90,000			100,000

Issuance of common stock for officer compensation	20,000,000	20,000	40,000,000	40,000	2,509,697			2,569,697

Issuance of common stock for employee compensation			1,025,000	1,025	55,475			56,500

Issuance of common stock for services			650,000	650	272,850			273,500

Related party liabilities forgiven					24,175			24,175

Issuance of common stock for cash at $0.02 per share			1,525,000	1,525	28,975			30,500

Issuance of common stock for cash at $0.05 per share			2,130,000	2,130	104,370			106,500

Issuance of common stock for cash at $0.10 per share			900,000	900	89,100			90,000

Issuance of common stock for cash at $0.25 per share			84,000	84	20,916			21,000

Issuance of common stock for cash at $0.35 per share			27,000	27	9,423			9,450

Issuance of common stock for cash at $0.45 per share			10,000	10	4,490			4,500

Issuance of common stock for cash at $0.50 per share			62,000	62	30,938			31,000

Issuance of common stock for cash at $0.53 per share			50,000	50	26,450			26,500

Issuance of common stock for cash at $0.55 per share			14,000	14	7,686			7,700

Issuance of common stock for cash at $0.61 per share			93,334	93	56,656			56,749

Stock based compensation claw-back						(1,084,600)		(1,084,600)

Contributed capital					4,915			4,915

Net loss							(2,066,387)	(2,066,387)

Balance December 31, 2012	70,000,000	$70,000	71,570,334	$71,570	$3,806,143	$(1,084,600)	$(2,623,511)	$239,602

The accompanying notes are an integral part of the financial statements

GLOBAL VISION HOLDINGS, INC.

(Formerly Versant International, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,	December 31,
	2012	2011
Cash Flows from Operating Activities
Net loss	$(2,066,387)	$(549,219)

Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	2,735,529	500,000
Stock compensation claw-back	(1,084,600)
Increase in accounts receivable	(8,810)	–
Increase in prepaid expenses	(1,391)	–
Increase in accounts payable	24,777	41,569
Decrease in inventories	10,044	–

Net cash used in operating activities	(390,838)	(7,650)

Cash Flows from Investing Activities
Cash received in subsidiary acquisition	7,821

Cash Flows from Financing Activities
Proceeds from issuances of common stock	383,900	15,000

Net cash provided by financing activities	383,900	15,000

Net decrease in cash and cash equivalents	883	7,350

Cash and cash equivalents at beginning of the period	15,000	7,650

Cash and cash equivalents at end of the period	$15,883	$15,000

Supplementary Disclosures of Cash Flow Information

The Company did not pay any interest or taxes for the nine months ended December 31, 2012 and 2011, respectively.

Non-Cash Investing and Financing Activities

During the nine months ended September 30, 2012 the Company issued 10,000,000 shares of Class B common stock, valued at $100,000, to acquire the identifiable assets including goodwill along with the assumed liabilities of its wholly-owned subsidiary Mamma's Best, LLC.

The accompanying notes are an integral part of the financial statements

GLOBAL VISION HOLDINGS, INC.

(Formerly Versant International, Inc.)

NOTES TO FINANCIAL STATEMENTS

Note 1 – Organization

 Global Vision Holdings, Inc. (“Company”, “Parent”; formerly Versant International, Inc.) was organized under the laws of the State of Nevada in May 2010.  The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire companies or businesses seeking the perceived advantages of being a publicly held corporation. One of our principal business objectives for the next 12 months and beyond will be to achieve long-term growth potential through acquisitions or combinations with other businesses.

In addition to the parent Company, Global Vision Holdings, Inc. operates three wholly-owned subsidiaries; Mamma’s Best LLC (“MB”), Strategic Management Consultants (“SMC”), and Grocers Direct (“GD”).

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

Principles of Consolidation

Our consolidated financial statements consist of our legal parent, Global Vision Holdings, Inc. and our wholly-owned subsidiaries, Mamma’s Best, LLC, Strategic Management Consultants, and Grocers Direct. All inter-company balances and transactions have been eliminated upon consolidation.

Cash and Cash Equivalents

We maintain our cash at federally insured financial institutions.  Cash equivalents with maturity dates less than 90 days from the date of origination are considered to be cash equivalents for financial reporting purposes.  We currently have no cash equivalents.

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

Revenue Recognition

For our Mamma’s Best subsidiary, we recognize revenues upon delivery of our goods to a customer. This is generally the point at which title and risk of loss is transferred, and when payment has either been received or collection is reasonably assured. Revenues are recorded net of applicable incentives and promotions and include all shipping and handling costs passed to customers.

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

Through our Grocer’s Direct subsidiary we enter into agreements with our customers to provide product maximization consulting and retail in-store monitoring services for emerging natural food brands. We recognize revenue from these arrangements on a monthly basis, subsequent to the agreed upon services being performed, payment is received, or collection is reasonably assured.

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

Stock Based Compensation

We occasionally issue equity and equity linked instruments to employees and non-employees in lieu of cash for the receipt of goods and services and, in certain circumstances, the settlement of short-term loan arrangements.

For employees, we recognize compensation cost based on the grant date fair value over the requisite service period.

Stock-based payment transactions with non-employees are recognized at the fair value of our common stock on the earlier of the completion of the services or the date a performance commitment is reached.

Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in financial statements or tax returns. Deferred tax items are reflected at the enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Due to the uncertainty regarding the success of future operations, management has valued the deferred tax asset allowance at 100% of the related deferred tax assets.

As of December 31, 2012 and 2011, we did not have any amounts recorded pertaining to uncertain tax positions. We file federal income tax returns in the United States. We may be subject to reassessment of federal taxes for a period of three years from the date of the original notice of assessment in respect of any particular taxation year. For U.S. income tax returns, the open taxation years range from 2010 (year of inception) to 2012. In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period.

Earnings per Share

Basic earnings per share excludes dilution and is computed by dividing net income (loss) by the weighted-average number of Class A and Class B common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if the Class A common stock is converted to shares of Class B common in which each share of Class A common stock is convertible into two shares of Class B common stock. For the periods presented we incurred net losses which makes the Class A conversion anti-dilutive, and correspondingly not presented.

Reclassifications

In order to conform to the current year presentation certain amounts presented in the consolidated financial statements as of and for the period ended December 31, 2011 have been reclassified. The reclassification did not have any impact on the previously reported financial position, results of operations, or cash flows.

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.

We have only recently commenced revenue generating operations and have continued to incur losses since our inception in May 2010. Historically, through the year ended December 31, 2012, our cash flows from operations have not been sufficient to sustain our operations without supplemental raises of additional capital through issuances of our Class B common stock. These factors raise substantial doubt about our ability to continue as a going concern and our financial statements do not include any adjustments that might result from this uncertainty.

Our management implemented an aggressive marketing plan to significantly increase our product sales and service income. This plan includes, but is not limited to, increasing our product offerings, expanding geographical reach, and entering into other exclusive distribution agreements. Additionally, we will continue to supplement our operational plans via the issuance of equity and / or debt instruments. While we have been successful at obtaining this additional funding there is no assurance these efforts or our operational plans will be successful in the future.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that the Company expects to have a material impact on the financial position, results of operations, or cash flows.

 Note 3 – Inventory

Our inventory is stated at the lower of cost or market using the FIFO method. We have entered into third party production agreements on an as needed basis, correspondingly, there are no purchase commitments related to inventory. As of December 31, 2012 and 2011 we had finished goods inventory valued at $3,208 and $13,251 (pre-acquisition inventory held by our wholly-owned subsidiary Mamma’s Best LLC), respectively. Periodic reviews for obsolescence are performed and applicable reserves are recognized. We have not recognized any reserves for obsolete inventory through the period covered by this report.

Note 4 – Capital Stock

During March 2012 we issued 10,000,000 shares of Class B common stock valued at $100,000 in exchange for 100% of the 40,000,000 outstanding ownership units of Mamma’s Best, LLC. For additional detail related to this stock issuance see Note 5 – Business Acquisition.

During March 2012 we issued an aggregate of 20,000,000 shares of Class A common stock and 40,000,000 shares of Class B common stock to Glen W. Carnes (Chairman and Chief Executive Officer) and Michael D. Young (former President and Chief Operating Officer) with each receiving 10,000,000 shares of Class A common stock and 20,000,000 shares of Class B common stock for officer compensation of $2,569,697.

During the quarter ended March, 31 2012 we issued an aggregate of 2,475,000 shares of Class B common stock for total cash consideration of $79,500.

During the quarter ended March 31, 2012 we issued 50,000 shares of Class B common stock for prior services received valued at $3,500.

In April 2012 we issued 500,000 fully-vested and forfeitable shares of Class B common stock in exchange for consulting services for a term of twenty months. The terms of the consulting agreement did not contain significant disincentive for non-performance by the counterparty resulting in the recognition of consulting expense on a monthly basis when the services are completed. For the year ended December 31, 2012 we recognized $97,500 of professional fees related to this consulting agreement and a prepaid expense of $135,000 as of December 31, 2012.

In June 2012 we issued 1,025,000 shares of Class B common stock to the founders and employees of our wholly-owned subsidiary, Mamma’s Best, for total compensation consideration of $56,500. In addition, the founders and employees of Mamma’s Best agreed to forgive $24,175 of previously accrued payables. We determined the forgiveness was in the nature of a capital contribution, correspondingly we did not recognize any additional gain or loss.

During the quarter ended June 30, 2012 we issued an aggregate of 1,490,000 shares of Class B common stock for total cash consideration of $88,500 at prices ranging from $0.02 to $0.10 per share.

During the quarter ended September 30, 2012 we issued an aggregate of 803,000 shares of Class B common stock for total cash consideration of $141,600 at per share prices ranging from $0.10 to $0.60. In addition, we received additional capital contributions of $4,915 related to the acquisitions of Grocers Direct and Strategic Management Consultants.

During the quarter ended December 31, 2012 we issued an aggregate of 127,334 shares of Class B common stock for total cash consideration of $74,300 at per share prices ranging from $0.53 to $0.60. In addition, we issued 100,000 shares of Class B common stock for consulting services for total consideration of $37,500.

Treasury Stock

Upon the termination of our former President and Chief Operating Officer, we negotiated the claw-back of 35,000,000 shares of Class A common stock and 6,000,000 shares of Class B common stock. The value of the transaction and resulting treasury stock was recognized at $1,084,600, the lesser of the previously recognized compensation cost and the fair value of the stock on the claw back date.

Note 5 – Business Acquisition

On March 12, 2012 we acquired 100% of the 40,000,000 outstanding ownership units of Mamma’s Best, LLC in exchange for 10,000,000 shares of Class B common stock. We accounted for the transaction as a business combination by applying the acquisition method in which the fair value of the consideration given, $100,000, was allocated to the identifiable assets acquired of $16,158; the liabilities assumed of $3,143; and the goodwill acquired of $86,985. Subsequent to the completion of the acquisition, Mamma’s Best LLC became a wholly-owned operating subsidiary of Global Vision Holdings, Inc. and our officers and affiliates maintained the controlling interest in our consolidated Company.

Since the fair value of the consideration given exceeded the fair value of the identifiable assets acquired and liabilities assumed, we recognized goodwill. At December 31, 2012 we performed an impairment analysis of the goodwill acquired. Based on the results of our impairment test, consisting primarily of assessing qualitative factors, we determined the fair value of the acquired reporting unit (Mamma’s Best) inclusive of goodwill exceeds its carrying amount, thus no impairment was recognized.

The following unaudited pro forma, provided for informational purposes, reflects the consolidated balance sheet and statement of operations as of and for the year ended December 31, 2011; assuming the acquisition took place on January 1, 2011, the earliest period presented in these financial statements.

GLOBAL VISION HOLDINGS, INC.

(Formerly Versant International, Inc.)

PRO FORMA CONSOLIDATED BALANCE SHEET

(Unaudited)

	Global Vision Holdings, Inc. December 31, 2011	Mamma's Best, LLC Acquisition Adjustments		Pro Forma Consolidated at December 31, 2011
ASSETS

Current Assets
Cash and cash equivalents	$15,000	$2,907	(1)	$17,907
Inventory	–	13,251	(1)	13,251
Goodwill	–	86,985	(2)	86,985

Total assets	$15,000			$118,143

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Advance from shareholder	$20,000			20,000
Accounts payable	17,097	3,143	(1)	20,240

Total liabilities	37,097			40,240

Commitments and Contingencies	–

Stockholders' Equity/ (deficit)
Preferred stock: 10,000,000 shares authorized ($0.001 par value) none issued and outstanding
Class A Common stock, $.001 par value, 75,000,000 shares authorized and 50,000,000 and 0 shares issued and outstanding at December 31, 2011 and 2010 respectively	50,000			50,000
Class B Common stock, $.001 par value, 225,000,000 shares authorized 25,000,000 shares issued and outstanding at December 31, 2011 and 2010 respectively	15,000	10,000	(2)	25,000
Additional paid in capital	470,027	90,000	(2)	560,027
Deficit accumulated during development stage (3)	(557,124)			(557,124)

Total stockholders' equity / (deficit)	(22,097)			77,903

Total liabilities and stockholders' equity / (deficit)	$15,000			$118,143

(1)  To recognize and measure the fair value of the identifiable assets and assumed liabilities of Mamma's Best LLC.

(2)  To recognize the fair value of the consideration given, 10,000,000 shares of Class B common stock, to acquire the business of Mamma's Best inclusive of acquired goodwill.

(3)  Immediately subsequent to the acquisition of Mamma's Best, LLC, Global Vision Holdings, Inc. is no longer considered a development stage entity in accordance with accounting principles generally accepted in the United States.

GLOBAL VISION HOLDINGS, INC.

(Versant International, Inc.)

PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Global Vision Holdings, Inc. December 31,	Mamma's Best, LLC December 31,	Consolidated December 31,
	2011	2011	2011
Revenue

Net sales	$–	$18,769	18,769
Cost of goods sold	–	14,298	14,298

Gross margin	–	4,471	4,471

Expenses

Officer compensation	500,000	–	500,000
Sales and marketing	–	11,581	11,581
Professional fees	44,426	–	44,426
Other general and administrative	4,793	9,114	13,907

Total operating expenses	549,219	20,695	569,914

Loss from operations	(549,219)	(16,224)	(565,443)

Net loss	$(549,219)	$(16,224)	$(565,443)

Note 6 – Related Party Transactions

During the year ended December 31, 2012 our officers and key employees provided operating advances totaling $51,321. As of December 31, 2012 we settled all of our related party payables including the outstanding balance at December 31, 2011 of $20,000. Of these advances we repaid $47,146 in cash and $24,175 of obligations were forgiven.

See Note 4 for a discussion of the stock based compensation issued to our officers and employees.

Note 7 – Concentrations

Customers

During the years ended December 31, 2012 and 2011 three customers accounted for 100% of our product sales revenue. For the year ended December 31, 2012 Grocer’s Direct generated 100% of our service revenue from three customers and we did not generate any service revenue for the year ended December 31, 2011. Additionally, our products and services are only available in Southern California.

Vendor

Our product line is produced, bottled, and packaged by one vendor. The Company has alternatives for these services, and no firm purchase commitments have been entered into with this vendor.

Note 8 – Operating Lease

During March 2012 we entered into an operating lease for our corporate office. The lease commenced on April 2, 2012 and expires on September 30, 2013. The lease calls for monthly payments of $1,391.

In September 2012 we expanded our office space which increased our monthly lease payments by $544 to $1,935. The expansion of our office space did not impact the initial term of the lease.

For the year ended December 31, 2012 we recognized $20,298 of rent expense. We did not incur any rent expense for the year ended December 31, 2011.

At December 31, 2012 our remaining obligation under this arrangement due in 2013 is approximately $18,000.

Note 9 – Income Taxes

We use an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

Using this approach requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In management’s opinion, it is uncertain the Company will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded.

For the periods presented, we incurred immaterial permanent differences related to incurred meals and entertainment expenses, and no temporary differences. The following table provides a description of the deferred tax assets on a gross and net basis using an estimated tax rate of 35%.

	December 31, 2012	December 31, 2011
Deferred tax asset	$910,000	$188,000
Valuation allowance	(910,000)	(188,000)

Deferred tax asset, net	$–	$–

The components of income tax expense for years ended December 31, 2012 and 2011 respectively are as follows:

	December 31, 2012	December 31, 2011
Change in Net Operating Loss	$722,000	$188,000
Change in Valuation Allowance	(722,000)	(188,000)

Income Tax Expense	$–	$–

For the periods presented the effective rate was 0% as compared to the statutory tax of 35% due to the on-going incurrence of operating losses.

In December 2011 our previously incurred net operating loss carry-forwards of approximately $20,000 were forfeited due to a change in control. We have total net operating loss carryforwards of approximately $2,600,000 that begin to expire in 2026. We do not have any uncertain tax position as of and through December 31, 2012.

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

As of December 31, 2012, the Company carried out an evaluation, under the supervision and with the participation of our Principal Executive and Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation, the Company's Principal Executive And Financial Officer has concluded that the Company's disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are not operating in an effective manner.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that our internal control over financial reporting was not effective as of December 31, 2012.

The determination that our internal controls over financial reporting were not effective was based on the identification of the following material weaknesses:

•	We do not have controls in place to effectively ensure the appropriate segregation of duties.
•	We do not have an effective level of oversight and review to ensure that transactions are identified, recorded, processed, summarized, and reported on a timely basis.
•	We do not have an independent audit committee with a defined financial expert to provide the appropriate level of monitoring of our financial reporting process.

Our management determined that there were no changes made in our internal controls over financial reporting during 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

(a)  Identification of Directors and Executive Officers.

Our officers and directors and additional information concerning them are as follows:

Name	Age	Position

Glen W. Carnes	36	Chairman of the Board and Chief Executive Officer

John B. Jackson	57	Director

Glen W. Carnes - Mr. Carnes is a seasoned investment banking professional with over 14 years in the financial investment industry. Mr. Carnes’ experience identifying and capturing market opportunities, is well suited to the Company’s objective of achieving long-term growth through an acquisition strategy. In his career in the investment banking industry, Mr. Carnes has worked for companies such as Wells Fargo, Bank of America, Citigroup and Morgan Stanley. From October 2010 to November 2011 Mr. Carnes served as a managing partner of Tryon & Co., a private investment management firm. Mr. Carnes resigned from this position to serve as Chairman and Chief Executive Officer of Global Vision Holdings, Inc. From January 2008 to September 2010, Mr. Carnes managed investment portfolios at Morgan Stanley Smith Barney, as a Senior Portfolio Manager. Prior to that, Mr. Carnes served as a Senior Area Manager at Bank of America from 2006 to 2008. Mr. Carnes also previously served as CEO of Scena Financial, Inc. and President of United Express Investment Corporation. Mr. Carnes’ education includes an MBA from Pepperdine University, with an emphasis in Finance, and a Bachelor of Science from Pepperdine University in Business Management.

John B. Jackson – Professor Jackson is Director for The Center for Entrepreneurship and Professor of Entrepreneurship at California State University, Fullerton. He is founder of The BirdDog Group, a marketing and sales consulting firm that specializes in helping small businesses make more money. He was Senior Vice President at Bowne and Company, a Fortune 1000 company and held various senior management roles at Dataquest, Conner Peripherals, and Forrester Research. Professor Jackson is the author of multiple books on marketing and entrepreneurship, including “First, Best, or Different: What Every Entrepreneur Needs to Know About Niche Marketing” and “Déjà New Marketing: Increase Sales with Social Media, Search Marketing, E-mail Marketing, Blogs, and More.” Professor Jackson is currently a current board member and/or adviser for the Small Business Development Corporation (SBDC), BrandMixer, and College Web Media. He is very active in the Southern California philanthropic community, having served on numerous boards including The Los Angeles Sports Council, The Southern California Committee for the Olympic Games, The Los Angles Triathlon, and Junior Achievement of Southern California.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who owned more than 10% of the Company’s common stock (collectively, “Reporting Persons”) to file reports of ownership and changes in ownership of common stock and other securities of the Company on Forms 3, 4 and 5 with the Commission. Reporting Persons were required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they filed. Based solely on review of reports received by the Company or written representations from the Reporting Persons, the Company believes that with respect to the fiscal year ended December 31, 2012, all of the Reporting Persons complied with all applicable Section 16(a) filing requirements except for: (i) a late Form 3 and Form 4 filed with the SEC by Mr. Carnes on November 1, 2012; and (ii) the absence of a Form 3 filing by Michael D. Young and James Wong, who are no longer executive officers or directors of the Company.

Item 11. Executive Compensation.

The Company's officers received an aggregate of 20,000,000 restricted shares of Class A common stock and 40,000,000 shares of Class B common stock as compensation for their roles as such, with an aggregate estimated fair value of $2,569,697. More specifically, on March 27, 2012, Glen W. Carnes (our Chairman and Chief Executive Officer) and Michael D. Young (our former President and Chief Operating Officer) each received 10,000,000 shares of Class A common stock and 20,000,000 shares of Class B common stock with an estimated fair value of $1,284,848 per recipient. The shares were fully vested on the date of grant.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Stock Award		Total
Glen W. Carnes (1)	2012	$1,284,848	(2)	$1,284,848
Chairman and CEO	2011	$250,000	(3)	$250,000
Michael D. Young (4)	2012	$1,284,848		$1,284,848
Former President and COO	2011	$250,000		$250,000

(1)	Glen W. Carnes commenced service as the Company’s Chairman and Chief Executive Officer on December 27, 2011.
(2)	Mr. Carnes and Mr. Young each received an award of 10,000,000 shares of Class A common stock and 20,000,000 shares of Class B common stock on March 27, 2012. The amounts shown were those recognized for financial statement reporting purposes.
(3)	Mr. Carnes and Mr. Young each received an award of 25,000,000 shares of restricted Class A common stock on December 27, 2011. The amounts shown were those recognized for financial statement reporting purposes.
(4)	Mr. Young served as the Company’s President and Chief Operating Officer from December 27, 2011 through October 30, 2012.

In connection with the resignation of Michael D. Young and a separation agreement entered into between the Company and Mr. Young, the Company “clawed-back” all 35,000,000 shares of Class A common stock and 6,000,000 shares of Class B commons stock previously awarded to Mr. Young, valued at an aggregate of $1,084,600.

On September 28, 2012, our Board of Directors and two members of our Board that owned, in the aggregate, approximately 96% of the total then outstanding voting power of our common stock, approved the adoption of the Company’s 2012 Equity Incentive Plan (the “Plan”). These consents constitute the only stockholder approval required for the approval of the Plan under Nevada corporate law and our charter documents. Pursuant to applicable SEC rules, we intend to distribute notice to our stockholders who did not execute a written consent to approve the Plan, and the Plan is not yet effective pending pubic filing of such notice in accordance with applicable rules. No awards were outstanding and vested under the Plan as of December 31, 2012. No other retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

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

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

Compensation of the Board of Directors

Directors that also serve as officers are not paid any fees or compensation for services as members of our Board of Directors. Non-officer Directors receive quarterly retainers of $1,500, fees of $250 for each Board meeting attended in person and $125 for each Board meeting attended telephonically.

Additionally, non-employee Directors generally receive 20,000 restricted shares of Class B Common Stock on the date of appointment. The shares vest in full on the first day of the month in which the one year anniversary of the date of grant. In addition, for each subsequent year of service, Directors are issued 20,000 shares of restricted Class B Common Stock. Such shares vest in full on January 1 of the next succeeding calendar year after the date of issuance, with the shares being forfeited to the Company if the Board member’s service is terminated prior to the vesting date.

The following table sets forth information regarding total compensation paid to our non-employee director that served during the fiscal year ended December 31, 2012.

Director	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
John B. Jackson	2012	$1,500	$11,000(1)	$12,500

(1)	Mr. Jackson, who commenced service as a non-employee director on October 30, 2012, was awarded 20,000 shares of Class B common stock on October 30, 2012, having fair value on the grant date of $11,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 29, 2013 or the “Record Date”,the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who beneficially own more than 5% of the outstanding shares of Common Stock of the Company. Our calculation of the percentage of beneficial ownership is based on 35,000,000 shares of our Class A common stock and 65,570,334 shares of our Class B common stock outstanding as of the Record Date. Unless otherwise indicated, each person or entity named below has sole voting and investment power with respect to all shares beneficially owned by that person or entity, subject to the matters set forth in the footnotes to the table below. Unless otherwise noted below, the address for each of the stockholders in the table below is c/o Global Vision Holdings, Inc., 19200 Von Karman Avenue, 6th Floor, Irvine, California 92612.

	Class A Common		Class B Common		% Total Voting Power(1)
Name of Beneficial Owner	Shares	%	Shares	%	%
Executive Officers and Directors
Glen W. Carnes (2)	35,000,000	100%	20,000,000	30.50%	89.03%
Michael D. Young (3)	-	-	14,000,000	21.35%	3.37%
John B. Jackson (4)	-	-	20,000	*	*
5% Stockholders
Chris J. Weiler	-	-	4,900,000	7.47%	1.18%
Scott Beery	-	-	5,050,000	7.70%	1.22%
Patricia A. Carnes	-	-	5,745,000	8.76%	1.38%
Lyda Corey	-	-	4,500,000	6.87%	1.08%
Elizabeth Aphessetche	-	-	4,000,000	6.10%	*
All current executive officers and directors as a group	35,000,000	100%	20,020,000	30.53%	89.04%

*Represents beneficial ownership of less than 1%.

(1)	Percentage total voting power represents voting power with respect to all shares of our Class A and Class B common stock, as a single class. Each holder of Class A common stock is entitled to ten votes per share and each holder of Class B common stock shall is entitled to one vote per share on all matters submitted to our stockholders for a vote. The Class A common stock and Class B common stock vote together as a single class on all matters submitted to a vote of our stockholders, except as may otherwise be required by law.

(2)	Mr. Carnes serves as Chairman of the Board and Chief Executive Officer.
(3)	Mr. Young served as a Director and as President and Chief Operating Officer from December 27, 2011 to October 24, 2012.
(4)	Mr. Jackson commenced service as a non-employee director on October 30, 2012.

Recent Sales of Unregistered Securities.

The following provides information related to recent sales of unregistered securities not previously disclosed:

During the quarter ended December 31, 2012 we issued an aggregate of 107,334 shares of Class B common stock for total cash consideration of $74,300 at per share prices ranging from $0.53 to $0.60. In addition, we issued 100,000 shares of Class B common stock for consulting services for total consideration of $37,500.

On March 6, 2013, we issued and sold an 8% convertible promissory note in the principal amount of $50,000 (the “Note”) to an accredited investor in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended (“Securities Act”), and Regulation D promulgated thereunder. The Note is convertible into Class B common stock after 180 days subsequent to issuance at a variable rate that depends on the market price of our Class B common stock.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Transactions

During the year ended December 31, 2012 our officers and key employees provided operating advances totaling $51,321. As of December 31, 2012 we settled all of our related party payables including the outstanding balance at December 31, 2011 of $20,000. Of these advances we repaid $47,146 in cash and $24,175 of obligations were forgiven.

Director Independence

Based on information supplied to it by the directors, the Board affirmatively determined that John B. Jackson was considered “independent” under the NASDAQ Stock Market “Independence Rules” as of the commencement of his service and as of the end of 2012. The Board made such determination based on the fact that Mr. Jackson has not had, and currently does not have, any material relationship with the Company or its affiliates or any executive officer of the Company or his affiliates, that would currently impair his independence.

None of the Company’s officers or directors had a promoter at any time during the past five fiscal years.

Item 14. Principal Accounting Fees and Services.

Audit Fees. During the fiscal years ended December 31, 2012 and 2011 the Company paid $23,665 and $7,329, respectively for audit and review services performed by our registered independent auditor, Haynie & Company.

Audit-Related Fees. None.

Tax Fees. None

All Other Fees. None.

Item 15. Signatures and Exhibits.

(b) Exhibits.

Exhibit
Number	Description
2.1	Share Exchange Agreement dated March 12, 2012 (1)
3.1	Articles of Incorporation (2)
3.2	By-Laws (3)
4.1	Lock-Up Agreement dated March 12, 2012 (1)
4.2	Convertible Promissory Note dated March 6, 2013 (4)
10.1	Form of Employment Agreement entered into with Lyda Corey and Elizabeth Aphessetche (1)
10.2	Form of Restricted Stock Agreement (5)
10.3	Form of Subscription Agreement (6)
10.4	Securities Purchase Agreement dated March 6, 2013 (4)
10.5	Restricted Share Award Agreement entered into with John Bradley Jackson (7)
10.6	Separation Agreement entered into with Michael D. Young (7)
21	List of Subsidiaries of the Registrant (filed herewith)
31.1	Certification of Principal Executive and Accounting Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive and Accounting Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the applicable exhibit to the registrant’s Current Report on Form 8-K filed March 16, 2012

(2) Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on January 17, 2013

(3) Incorporated by reference to the applicable exhibit to registrant’s Form 10-12G filed on July 28, 2010

(4) Incorporated by reference to the applicable exhibit to the registrant’s Current Report on Form 8-K filed March 12, 2013

(5) Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed January 3, 2012

(6) Incorporated by reference to Exhibit 10.3 to the registrant’s registration statement on Form S-1 filed May 22, 2012

(7) Incorporated by reference to the applicable exhibit to the registrant’s Current Report on Form 8-K filed October 30, 3012

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Glen W. Carnes	Chairman of the Board, Chief Executive Officer	April 1, 2013
Glen W. Carnes	(Principal Executive Officer and Principal Accounting and Financial Officer)

/s/ John Bradley Jackson	Director	April 1, 2013
John Bradley Jackson

