Form 10-Q
period 2013-03-31
Global Vision Holdings, Inc.
filed 2013-05-20
CIK 1497120

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2013.

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

☐ Yes ☒ No

As of May 17, 2013, 141,570,334 shares of the registrant's common stock, $.001 par value, were outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Global Vision Holdings, Inc.

(formerly Versant International, Inc.)

CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$138,873	$15,883
Accounts receivable	31,923	8,810
Inventory	10,598	3,208
Prepaid expenses	119,059	165,558

Total current assets	300,453	193,459

Other Assets
Goodwill	86,985	86,985

Total assets	$387,438	$280,444

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)

Current Liabilities
Accounts payable	$79,686	$40,842
Advance from shareholder	55,400	–
Promissory notes payable	177,274	–

Total liabilities	312,360	40,842

Commitments and Contingencies

Stockholders' Equity/ (Deficit)
Preferred stock: 25,000,000 shares authorized ($0.001 par value) none issued and outstanding	$–	$–
Class A Common stock, $.001 par value, 200,000,000 shares authorized and 70,000,000 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	70,000	70,000
Class B Common stock, $.001 par value, 675,000,000 shares authorized 71,570,334 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	71,570	71,570
Treasury stock	(1,084,600)	(1,084,600)
Additional paid in capital	3,806,143	3,806,143
Accumulated deficit	(2,788,035)	(2,623,511)

Total stockholders' equity / (deficit)	75,078	239,602

Total liabilities and stockholders' equity / (deficit)	$387,438	$280,444

The accompanying notes are an integral part of these financial statements

Global Vision Holdings, Inc.

(formerly Versant International, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,	March 31,
	2013	2012
	(unaudited)	(unaudited)
Revenue

Net sales	$33,101	$4,472
Cost of goods sold	21,763	3,619

Gross margin	11,338	853

Expenses
Compensation	10,200	2,569,697
Sales and marketing	7,613	910
Professional fees	134,468	86,571
Other general and administrative	22,474	11,725

Total operating expenses	174,755	2,668,903

Loss from operations	(163,417)	(2,668,050)

Other income (expense)
Interest expense	(1,107)	–

Net loss	$(164,524)	$(2,668,050)

Net loss per share - basic and diluted	$(0.00)	$(0.04)

Weighted average shares outstanding	141,570,334	70,190,278

The accompanying notes are an integral part of these financial statements

Global Vision Holdings, Inc.

(formerly Versant International, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,	March 31,
	2013	2012
	(unaudited)	(unaudited)
Cash Flows from Operating Activities

Net loss	$(164,524)	$(2,668,050)

Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	46,499	2,569,697
Amortization of original issue discount	774
Change in accounts receivable	(23,113)	(647)
Change in prepaid expenses	–	(5,020)
Change in accounts payable	38,844	22,952
Decrease in inventories	(7,390)	3,619

Net cash used in operating activities	(108,910)	(77,449)

Cash Flows from Investing Activities
Cash received in subsidiary acquisition	–	2,907

Cash Flows from Financing Activities
Proceeds from shareholder advances	55,400	17,938
Proceeds from issuance of convertible promissory notes	176,500
Proceeds from issuances of common stock	–	79,500

Net cash provided by financing activities	231,900	97,438

Net increase in cash and cash equivalents	122,990	22,896

Cash and cash equivalents at beginning of the period	15,883	15,000

Cash and cash equivalents at end of the period	$138,873	$37,896

Supplementary Disclosures of Cash Flow Information

The Company did not pay any interest or taxes for the three months ended March 31, 2013 and 2012, respectively

Non-Cash Investing and Financing Activities

During the three months ended March 31, 2012 the Company issued 10,000,000 shares of Class B common stock, valued at $100,000, to acquire the identifiable assets including goodwill along with the assumed liabilities of its wholly-owned subsidiary Mamma's Best, LLC.

The accompanying notes are an integral part of these financial statements

GLOBAL VISION HOLDINGS, INC.

(formerly Versant International, Inc.)

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

Note 1 – Organization

Global Vision Holdings, Inc. (Company) was organized under the laws of the State of Nevada in May 2010.  The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire companies or businesses seeking the perceived advantages of being a publicly held corporation. One of our principal business objectives for the next 12 months and beyond will be to achieve long-term growth potential through acquisitions or combinations with other businesses.

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

Note 3 – Inventory

Our inventory is stated at the lower of cost or market using the FIFO method. We have entered into third party production agreements on an as needed basis, correspondingly, there are no purchase commitments related to inventory. As of March 31, 2013 and December 31, 2012 we had finished goods inventory valued at $10,598 and $3,208 held by our wholly-owned subsidiary Mamma’s Best, respectively. Periodic reviews for obsolescence are performed and applicable reserves are recognized. We have not recognized any reserves for obsolete inventory through the period covered by this report.

Note 4 – Convertible Promissory Notes

In March 2013 the Company issued a $50,000 convertible promissory in exchange for cash proceeds of $42,500. The notes carry an interest rate of 8% per annum. All unpaid principal and accrued interest are due and payable on the maturity date of December 6, 2013.

At any time during the period beginning on the date which is one hundred eighty (180) days following the grant date, the holder may convert the then outstanding principal into fully paid and non- assessable shares of Class B Common Stock. The conversion rate is at a forty-five (45%) discount to the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. During the three months ended March 31, 2013 the Company recognized $1,107 of interest expense related to this note agreement, $333 of interest is included in accounts payable and $774 of original issue discount was recognized.

In March 2013, the Company issued two additional convertible promissory notes to accredited investors representing the aggregate principal amount of $134,000. The principal balance of each note is convertible into Class B common stock of the Company, at the election of the Holder, beginning 180 days after the issuance of the note. The conversion rate is at a forty-five (45%) discount to the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company has the right to prepay the principal and interest, prior to maturity in March 2015 without penalty. Interest on each note accrues at a rate of ten percent (10%) per annum.

Note 5 – Related Party Transactions

During the three months ended March 31, 2013 our officers and key employees provided operating advances totaling $55,400 which are due on demand.

Note 6 – Subsequent Events

On April 12, 2013 the Company completed the acquisition (the “Acquisition”) of all of the assets of a division of Max Communicating Resources, Inc. entitled The Place Media, relating to the production and distribution of magazines and online publications under the series “The Place – The Insider’s Guide to Southern California” (the “Business”). The Acquisition was completed pursuant to the terms of an Asset Purchase Agreement, dated as of April 12, 2013 (the “Purchase Agreement”), by and among The Place Media, LLC (“Buyer”, a wholly owned subsidiary of the Company), and Max Communicating Resources, Inc. (“Seller”).

Pursuant to the Purchase Agreement, the Company acquired substantially all of the assets relating to the Business for an aggregate purchase price of One Million Dollars ($1,000,000), consisting of (i) an initial cash payment of $140,000 on the Closing Date; (ii) monthly cash payments totaling $60,000 during the year immediately following the Closing; and $800,000 in the form of a promissory note.

The promissory note issued to the Seller on the Closing Date contains the following material terms: no interest is due under the note except in the event of a default; the amortization schedule calls for semi-annual principal payments commencing March 1, 2014 and ending September 1, 2019 and prepayment is permitted without penalty. In addition, the promissory note provides for potential reductions in the principal amount of the Note of up to $200,000 under certain circumstances. The promissory note is guaranteed by the Company.

The Place Media, LLC, the entity which purchased the assets, will operate as a wholly owned subsidiary of Global Vision Holdings, Inc.

On April 24, 2013 the Company issued a promissory note to JMJ Financial (“Lender”), having principal amount of up to $500,000 for up to $450,000 in consideration with a ten percent original issue discount (the “Note”). The Note was funded as to $50,000 on April 24, 2013.

The principal balance of the Note is convertible into Class B common stock of the Company, at the election of the Holder, at any time after the issuance date. The conversion price of the Note is based on a measure of the market price of the Class B common stock (as determined in accordance with the Note). The Note has a one year term. The Company may repay the Note at any time on or before 90 days from the issuance date and incur no interest in addition to the original issue discount; or if the Company does not repay the Note during that time period, a 12% interest rate shall apply. The Note contains default provisions, including provisions for potential acceleration of the Note and a default premium.

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

The following discussion and analysis provides information which the Company's management believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report, as well as the Company's Form 10-K for the period ended December 31, 2012.

Business Overview & Plan of Operations

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

In April 2013 Global Vision acquired The Place Media, LLC which publishes The Place Magazine, a travel and tourist guide highlighting local attractions, entertainment and restaurants to visitors to the San Diego, Orange County and Los Angeles areas, found in over 600 hotel rooms across Southern California.

We continue to investigate and, if such investigation warrants, seek to acquire additional companies or businesses seeking the perceived advantages of being a publicly held corporation which may or may not be in the same industry as our wholly-owned subsidiaries. Our on-going principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through additional business combinations and the operation and growth of our current subsidiaries.

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

We presently have seven employees including our sole officer, Glen W. Carnes.

Results of Operations

For the three months ended March 31, 2013 our revenues from sauce and marinade sales increased by $28,629 to $33,101. The increase was primarily due to the Company’s prior efforts to increase its retail availability and brand awareness. We also increased our service revenue through our Grocer’s Direct subsidiary as we continue to increase our client base. Throughout 2013 we intend to continue our efforts to increase our geographical reach and product offerings, however, there is no guarantee we will be successful.

In addition, we have substantially completed the development of six new all natural jams and six uniquely flavored soup offerings which are expected to roll-out late in the second quarter or early in the third quarter of 2013.

Historically, we have seen a relative even mix of sales amongst our four current product offerings. We anticipate our sales to increase as we intend to devote additional time resources developing broker relationships; expand our product offerings; increase our geographical reach; and implement new promotional programs.

Our cost of goods sold increased to approximately $22,000 in-line with the increased revenue during the period ended March 31, 2013. Our gross margin and cost of goods sold, as a percentage of revenue, increased significantly as compared to the three months ended March 31, 2012 as we were successful at reducing some of our costs while slightly increasing our prices. We expect to maintain our current sales margins and we closely monitor the costs of our underlying ingredients. As our product lines increase our exposure to rapid price changes in raw materials such as fruits will also increase. We believe our relationship with our production vendor is good which provides us timely information to making corresponding price adjustments to our finished goods.

During the three months ended March 31, 2013 we increased our sales and marketing expenditures by approximately $6,700 from the comparable prior period. The increase is the result of operating Mamma’s Best for the full quarter as opposed to the prior comparable period in 2012 when we acquired Mamma’s Best. We expect to continue these expenditures in line with our on-going focus on expanding the number of stores and geographical reach of our current product offerings, as well as rolling out new offerings.

Professional fees increased approximately $50,000 from the three months ended March 31, 2012 primarily due to increased accounting, audit, and legal fees associated with the filing of our annual report for the year ended December 31, 2012. Additionally, we incurred non-recurring fees related to our recent acquisition of The Place Media (for more information see our Current Report on Form 8-K filed on April 17, 2013.

Compensation expense decreased from $2,569,697 for the three months ended March 31, 2012 to $10,200 in the current quarter since we did not incur significant stock based compensation during the quarter. As we expect to continue to add headcount as we expand our businesses, compensation costs are expected to increase through the remainder of the year.

Other general and administrative costs nearly doubled from the quarter ended March 31, 2012 to $22,474 primarily related to the increased business activities. We expect these amounts to increase as we implement the operations of our recent acquisition, The Place Media.

Liquidity and Capital Resources

Our current working capital and liquidity needs are provided by the operations of Mamma’s Best and Grocer’s Direct; working capital advances from our officers; and private placements of our common stock; and the expected operations from the recent acquisition of The Place Media.

Since we generally purchase inventory on a just in time basis we believe that cash provided by operations will be sufficient to meet our recurring obligations. Additionally, our officers have agreed to defer payment or forgive their outstanding obligations until such time as the Company obtains the appropriate level of operating resources or may accept equity settlements in the future.

Additionally, we received gross proceeds of $176,500 of net proceeds through the issuance of short-term convertible promissory notes primarily used for acquiring The Place Media. In the event our current operations and intending operations of The Place Media are not sufficient to settle these obligations we will need to raise additional capital. In addition, in the event of conversion of the short-term promissory notes, the holders of our Class B common stock will be subject to dilution.

We do not believe our current business activities will require significant additional capital asset investment.

In order to execute our growth strategy and acquire other businesses we may need to raise additional capital. We intend to raise funds via private placements of our common stock, however, there are no firm future funding commitments by stockholders, management, or other third party investors.

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

As of March 31, 2013, the Company carried out an evaluation, under the supervision and with the participation of our Principal Executive and Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation, the Company's Principal Executive and Financial Officer have concluded that the Company's disclosure controls and procedures which are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, are not operating in an effective manner as of March 31, 2013.

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

Item 2. Recent Sales of Unregistered Securities

The Company did not issue any unregistered securities through the date of this report that were not previously disclosed.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matter to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

4.1	Convertible Promissory Note dated March 6, 2013 (Incorporated by reference to Current Report on Form 8-K filed March 12, 2013)
31	Section 302 Certification of Principal Executive and Financial Officer
32	Section 906 Certification of Principal Executive and Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Scheme
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 20, 2013

GLOBAL VISION HOLDINGS, INC.

By: /s/ Glen W. Carnes

Glen W. Carnes, Chairman and

Principal Executive and Financial Officer

