Form 10-Q
period 2013-06-30
Global Vision Holdings, Inc.
filed 2013-08-19
CIK 1497120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-54050

GLOBAL VISION HOLDINGS, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	27-2553082
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

19200 Von Karman, 6th Floor, Irvine, CA 92612	(949) 281-6438
(Address of Principal Executive Offices) (Zip Code)	(Registrant’s Telephone Number, including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by checkmark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒  Yes    ☐  No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    ☐  Yes    ☒  No

As of July 22, 2013, 141,498,332 shares of the registrant's Class B common stock were outstanding (on a fully diluted basis assuming the conversion of Class A common stock).

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Global Vision Holdings, Inc

(formerly Versant International, Inc.)

CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30, 2013	December 31, 2012
	(unaudited)
Current Assets
Cash and cash equivalents	$4,088	$15,883
Accounts receivable	91,198	8,810
Inventory	10,654	3,208
Prepaid expenses	23,891	165,558

Total current assets	129,831	193,459

Furniture and Fixtures, net	20,364

Other Assets
Deposits	10,075	–
Goodwill	1,110,076	86,985

Total assets	$1,270,346	$280,444

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$128,606	$40,842
Advance from shareholder	42,600	–
Convertible notes, net of discount	402,955	–
Current portions of promissory notes payable	55,000	–
Derivative liability	149,185	–

Total current liabilities	778,346	40,842

Long-Term Liabilities

Promissory notes payable, net of current portion	800,000	–

Total liabilities	1,578,346	40,842

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock: 25,000,000 shares authorized ($0.001 par value) none issued and outstanding	$–	$–
Class A Common stock, $.001 par value, 200,000,000 shares authorized and 70,000,000 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	70,000	70,000
Class B Common stock, $.001 par value, 675,000,000 shares authorized 71,570,334 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	71,570	71,570
Treasury stock	(1,084,600)	(1,084,600)
Additional paid in capital	3,786,766	3,806,143
Accumulated deficit	(3,151,736)	(2,623,511)

Total stockholders' equity (deficit)	(308,000)	239,602

Total liabilities and stockholders' equity (deficit)	$1,270,346	$280,444

The accompanying notes are an integral part of these financial statements

Global Vision Holdings, Inc.

(formerly Versant International, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue
Net sales	$189,318	$707	$222,419	$5,179
Cost of goods sold	122,264	515	144,027	4,134

Gross margin	67,054	192	78,392	1,045

Expenses
Compensation	29,744	61,812	39,944	2,631,509
Sales and marketing	24,508	5,021	32,121	5,931
Professional fees	111,593	71,160	246,061	157,731
Other general and administrative	49,044	24,969	71,518	36,694

Total operating expenses	214,889	162,962	389,644	2,831,865

Loss from operations	(147,835)	(162,770)	(311,252)	(2,830,820)

Other income (expense)
Interest expense	(66,681)	–	(67,788)	–
Financing fees	(132,600)	–	(132,600)	–
Loss on change in fair value of derivatives	(16,585)	–	(16,585)	–

Total other expenses	(215,866)	–	(216,973)	–

Net loss	$(363,701)	$(162,770)	$(528,225)	$(2,830,820)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.03)

Weighted average shares outstanding	141,570,334	138,703,444	141,570,334	104,446,861

The accompanying notes are an integral part of these financial statements

Global Vision Holdings, Inc.

(formerly Versant International, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,	June 30,
	2013	2012
	(unaudited)	(unaudited)
Cash Flows from Operating Activities

Net loss	$(528,225)	$(2,830,820)

Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	74,167	2,628,697
Non-cash finance fees and amortization of debt discount	200,388	–
Loss on change in fair value of derivatives	16,585
Change in accounts receivable	(82,388)	(333)
Change in prepaid expenses	–	(3,391)
Change in inventories	(7,446)	4,642
Change in deposits	(7,350)	–
Change in accounts payable	102,374	29,353

Net cash used in operating activities	(231,895)	(171,852)

Cash Flows from Investing Activities
Purchase of furniture and fixtures	(20,364)	–
Cash received in subsidiary acquisition	–	2,907

Net cash provided by (used in) operating activities	(20,364)	2,907

Cash Flows from Financing Activities
Proceeds from shareholder advances	55,400	–
Payments on shareholder advances	(12,800)	–
Proceeds from issuance of convertible promissory notes	326,500	–
Payments on promissory notes payable	(149,000)	–
Proceeds from issuances of common stock	–	168,000

Net cash provided by financing activities	220,100	168,000

Net increase in cash and cash equivalents	(11,795)	(945)

Cash and cash equivalents at beginning of the period	15,883	15,000

Cash and cash equivalents at end of the period	$4,088	$14,055

Supplementary Disclosures of Cash Flow Information

The Company did not pay any interest or taxes for the six months ended June 30, 2013 and 2012, respectively

Non-Cash Investing and Financing Activities

During the six months ended June 30, 2013 the Company issued the Seller notes payable totaling $860,000 related to its acquisition of its wholly-owned subsidiary, The Place Media.

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

Note 1 – Organization

Global Vision Holdings, Inc. (Company) was organized under the laws of the State of Nevada in May 2010.  The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire companies or businesses seeking the perceived advantages of being a publicly held corporation. Prior to the acquisition of Mamma’s Best, LLC in April 2012, the Company was considered to be in the development stage as defined by United States generally accepted accounting principles.

In addition to the parent Company, Global Vision Holdings, Inc. operates four wholly-owned subsidiaries: The Place Media, LLC (“The Place Media”); Mamma’s Best LLC (“Mamma’s Best” or “MB”), Strategic Management Consultants, LLC (“Strategic Management” or “SMC”), and Grocers Direct, LLC (“Grocers Direct” or “GD”).

One of our principal business objectives has been, and is, to achieve long-term growth potential through acquisitions or combinations with other businesses.

In April 2013, we acquired The Place Media, LLC which publishes The Place Magazine, a travel and tourist guide highlighting local attractions, entertainment and restaurants to visitors to the San Diego, Orange County and Los Angeles areas, found in over 600 hotel rooms across Southern California.

Through Mamma’s Best, LLC, which we acquired in April 2012, we produce and sell food products. Our Mamma’s Best products are available at well-known organic and natural food retail outlets primarily in Southern California.

Strategic Management provides skilled advice for businesses to streamline and make more efficient management and organizational decisions. SMC formulates business strategies and improved operational performance by assessing the organization's current systems and processes; evaluating and recommending appropriate solutions; and ensuring success by mitigating potential risk. SMC provides the necessary resources, at all levels, to implement these new strategies and initiatives from sales and marketing, leadership, strategic partnerships, public relations, branding, financial forecasting and accounting.

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

Principles of Consolidation

Our consolidated financial statements consist of our legal parent, Global Vision Holdings, Inc. and our wholly-owned subsidiaries, The Place Media, Mamma’s Best, LLC, Strategic Management Consultants, and Grocers Direct. All inter-company balances and transactions have been eliminated upon consolidation.

Cash and Cash Equivalents

We maintain our cash at federally insured financial institutions.  Cash equivalents with maturity dates less than 90 days from the date of origination are considered to be cash equivalents for all financial reporting purposes.  We currently have no cash equivalents.

Fair Value

Cash and other current assets and liabilities are carried at cost which approximates their fair value in accordance with the fair value hierarchy as established by US GAAP. Convertible notes payable, along with their associated derivative conversion liabilities, are estimated at their fair value on as “if-converted” basis on the applicable balance sheet date using a combination of Level 2 and Level 3 inputs within the fair value hierarchy as established by US GAAP. Level 3 fair values are estimated through the use of a Black-Scholes pricing model assuming the instruments will remain convertible throughout the contractual term; historical volatility of 100%; dividend yields of 0.0%; and a risk free rate of 0.1% .

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

Through our The Place Media subsidiary we enter into agreements with our customers to provide advertising space within our Southern California distributed tourism guide. We recognize revenue from these arrangements on a monthly basis, subsequent to the agreed upon services being performed, payment is received, or collection is reasonably assured.

Note 3 – Inventory

Our inventory is stated at the lower of cost or market using the FIFO method. We have entered into third party production agreements on an as needed basis, correspondingly, there are no purchase commitments related to inventory. As of June 30, 2013 and December 31, 2012 we had finished goods inventory valued at $10,654 and $3,208 held by our wholly-owned subsidiary Mamma’s Best, respectively. Periodic reviews for obsolescence are performed and applicable reserves are recognized. We have not recognized any reserves for obsolete inventory through the period covered by this report.

Note 4 – Notes Payable

During the six months ended June 30, 2013 the Company entered into short-term convertible promissory notes in exchange for total cash proceeds of $326,500 used in the acquisition of The Place Media as described in Note 6 and to meet working capital obligations.

The notes are convertible into Class B shares of common stock, predominantly at a minimum discount of 45% to the lowest trailing market prices ranging from 10-25 days (see Current Report filings on Form 8-K throughout the period ended June 30, 2013 for more detail).

As of June 30, 2013 the Company recognized current obligations associated with these notes totaling $402,955 net of discounts of $219,409. The Company also recognized derivative liabilities of $149,185 associated with the variable conversion component of these notes. For the three and six months ended June 30, 2013 the Company recognized non-cash interest and financing expenses of $200,388 associated with these notes in addition to a loss of $16,585 related to fluctuations in the estimated fair value of the variable conversion component. All of the convertible notes mature within the twelve months of June 30, 2014.

The Company entered into a promissory note with the seller of its wholly-owned subsidiary, The Place Media, totaling $860,000. The note requires payments totaling $60,000 in $5,000 increments for the first twelve months subsequent to the acquisition agreement. The long-term portion of the obligation, totaling $800,000 is subject to certain adjustments as described in the Current Report on Form 8-K filed on April 17, 2013. As of June 30, 2013 the obligation associated with this promissory totaled $855,000 of which $55,000 is classified as current.

Note 5 – Related Party Transactions

During the six months ended June 30, 2013 our officers and key employees provided operating advances totaling $55,400 which are due on demand. As of June 30, 2013 the Company had remaining obligations due to related parties of $42,600.

Note 6 – Acquisition of The Place Media, LLC

On April 12, 2013 the Company completed the acquisition of all of the assets of a division of Max Communicating Resources, Inc. entitled The Place Media, relating to the production and distribution of magazines and online publications under the series “The Place – The Insider’s Guide to Southern California” (the “Business”). The acquisition was completed pursuant to the terms of an Asset Purchase Agreement, dated as of April 12, 2013 (the “Purchase Agreement”), by and among The Place Media, LLC (“Buyer”, a wholly owned subsidiary of the Company), and Max Communicating Resources, Inc. (“Seller”).

Pursuant to the Purchase Agreement, the Company acquired substantially all of the assets relating to the Business for an aggregate purchase price of One Million Dollars ($1,000,000), consisting of an initial cash payment of $140,000 on the Closing Date; monthly cash payments totaling $60,000 during the year immediately following the Closing; and $800,000 in the form of an additional promissory note.

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

In the event the Company acquired The Place on January 1, 2013, unaudited revenues associated with The Place for the six months ended June 30, 2013 would have been approximately $461,000 compared to approximately $412,000 for the fiscal period ended 2012 Unadjusted and unaudited net income for the periods ended June 30, 2013 and 2012 are not currently estimable based on the information available as of the date of this report. The Company has recognized provisional amounts associated with this acquisition that are subject to further adjustment upon completion of the GAAP defined measurement period.

Note 7 – Subsequent Events

On August 8, 2013, the Company issued an additional convertible promissory with a cash maturity value of $30,000. The terms of this note, other than principal amount, are substantially the same as those previously in Current Reports on Form 8-K during the six months ended June 30, 2013.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of Global Vision Holdings, Inc. (together with its subsidiaries and affiliates, the “Company”) and statements preceded by, followed by or that include the words “may,” “believes,” “expects,” “anticipates,” or the negation thereof, or similar expressions, which constitute “forward-looking statements” within the meaning of the Section 27A of the Securities Act of 1933 and Section 21E (the “Reform Act”) of the Securities Exchange Act of 1934 (the “Exchange Act”). For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Reform Act. These forward-looking statements are based on the Company's current expectations and are susceptible to a number of risks, uncertainties and other factors, including the risk factors specifically identified in Section 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

The Company will not undertake and specifically disclaims any obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. In addition, it is the Company's policy generally not to make any specific projections as to future earnings, and the Company does not endorse any projections regarding future performance that may be made by third parties.

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

Business Overview & Plan of Operations

Acquisition of The Place Media

During the quarter ended June 30, 2013, we added a new company to our portfolio: The Place Media, LLC a travel-based publication company that produces The Place Magazine, a tourist and travel guide that covers dining and entertainment options throughout Southern California, including Los Angeles, Orange County and San Diego. With the acquisition of The Place Media, LLC, we currently operate through four wholly owned subsidiaries: The Place Media, LLC, Mamma’s Best, LLC, Grocer’s Direct, LLC and Strategic Management Consultants.

The acquisition of The Place Media was completed pursuant to the terms of an Asset Purchase Agreement, dated as of April 12, 2013, by and among The Place Media, LLC (a wholly owned subsidiary of the Company) and Max Communicating Resources, Inc. (“Seller”). Pursuant to the purchase agreement, we acquired substantially all of the assets relating to the business of The Place Media for an aggregate purchase price of One Million Dollars ($1,000,000), consisting of: an initial cash payment of $140,000 on the Closing Date; monthly cash payments totaling $60,000 during the year immediately following the Closing; and $800,000 in the form of a promissory note.

The promissory note issued to the Seller on the Closing Date contains the following material terms: no interest is due under the note except in the event of a default; the amortization schedule calls for semi-annual principal payments commencing March 1, 2014 and ending September 1, 2019 and prepayment is permitted without penalty. In addition, the promissory note provides for potential reductions in the principal amount of the Note of up to $200,000 under certain circumstances. The promissory note is guaranteed by the Company. Effective as of the Closing Date, the sole shareholder of Seller also entered into a non-competition agreement and a consulting agreement with the Buyer.

Operations of The Place Media

The Place Magazines currently reach over 1.5 million visitors each month, distributed in-room and in lobbies of over 600 Southern California hotels, ranging from large Hilton and Radisson locations to smaller beach boutique hotels. The magazines include insider tips on places to eat, things to do, as well as customized TV listings for the area and coupons for local attractions and theme parks. Advertisers range from large theme parks such as Disneyland, Universal Studios Hollywood, Legoland, and Sea World, to theaters such as the Pantages, as well as local sporting teams like the Los Angeles Angels of Anaheim, and smaller scale entertainment venues like Medieval Times. The Place also includes an online presence, with a comprehensive website (www.visittheplace.com) and Facebook page (facebook.com/VisitThePlaceCom) that includes local tips, videos, blogs and ticket giveaways for everything from golf to the circus. For many years, these magazines have introduced visitors to the countless entertainment opportunities here in Southern California. The content of the websites referenced in this Quarterly Report are not incorporated herein by reference and do not constitute a portion of this report.

Starting with the June 2013 issues, we implemented some upgrades and improvements to the overall look, tone and feel of The Place. Some of the upgrades include beautiful paper stock, a heavier matte finish cover, perfect binding, and fresh designs that are being constantly updated. We have also begun working with a new printer that not only has helped to improve the quality of the magazine, but has resulted in cost savings as well.

In addition, we intend to launch in the near future a new larger size of the magazine to appeal to a greater audience and help bring on more retailers and restaurants as advertisers.

Mamma’s Best, LLC

Through our wholly-owned subsidiary, Mamma’s Best, LLC we sell unique, all natural food products based on family recipes of the subsidiaries’ founders. Through the date of this report all of our sales were from a total of four sauces and marinades available at over 325 natural and organic food outlets across the Western United States.

Mamma’s Best is also going through some exciting changes. We have increased its presence in the natural and organic marketplace, and Mamma’s Best products are now sold in all Whole Foods and Sprouts throughout California, as well as other high-end specialty stores. In addition, Mamma’s Best sauces are now also being sold by the gallon and at certain outlets are used to create prepared foods on display at the meat counters, and are featured in prime placement locations within the grocery section.

Mamma’s Best is also working to expand its product line to include additional sauces and marinades, jams, soups. We anticipate that stores will soon begin carrying the Mamma’s Best line of six homemade jams, including exciting flavors such as Mango-Habanero and Acai-Blueberry. Mamma’s Best soups are in the research and development phase. In addition, Mamma’s Best is working on some new flavors to their line of sauces and marinades.

Other Subsidiaries

Additionally, our Grocers Direct and Strategic Management Consultants subsidiaries provide marketing, merchandising, and other brand awareness services to small to mid-sized companies in the all-natural wholesale food industry and beyond.

We continue to investigate and, if such investigation warrants, seek to acquire additional companies or businesses, which may or may not be in the same industry as our wholly-owned subsidiaries. Our on-going principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through additional business combinations and the operation and growth of our current subsidiaries.

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

Results of Operations

Our analysis of the results of operations for the three and six month periods ended June 30, 2013 reflects the operations of the Company on a consolidated basis. The impact of our acquisition of The Place Media LLC on April 12, 2013 is reflected in the three and six months ended June 30, 2013, but not in the corresponding prior year periods.

For the three and six months ended June 30, 2013, our revenues increased to $189,318 and $222,419, respectively, representing increases of $188,611 and $217,240l for these periods. These increases represented the impact of our acquisition of The Place Media. Our revenue from The Place Media is derived primarily from advertising revenue and, to a lesser degree, revenue from the placement of physical magazines in hotels and other establishments.

Our cost of goods sold increased to $122,264 and $144,027 for the three and six-month periods ended June 30, 2013, representing increases of $121,749 and $139,893, respectively, in-line with the increased revenue primarily attributable to our acquisition of The Place Media. Our gross margin, as a percentage of Net sales, increased from 27.16% to 35.42%, comparing the three-month period ended June 30, 2013 to the corresponding prior year period. Comparing the six-month period ended June 30, 2013 to the corresponding prior year period, our gross margin as a percentage of Net sales increased from 20.18% to 35.25%.

Professional fees increased approximately $40,433 and $88,330 from the three and six months ended June 30, 2012, respectively, primarily due to increased accounting, audit, and legal fees associated with the filing of our annual report for the year ended December 31, 2012 and acquisition expenses associated with our purchase of The Place Media, including due diligence expense.

Compensation expense decreased from $2,631,509 for the six months ended June 30, 2012 to $39,944 for the six months ended June 30, 2013 since we did not incur significant stock based compensation during the six months ended June 30, 2013. For the three months ended June 30, 2013, compensation expense decreased to $29,744 from $39,944 in the corresponding prior period. With the acquisition of The Place Media, we have implemented initiatives designed to increase efficiency and control employment and consulting costs.

In line with our expectations, other general and administrative costs nearly doubled for both the three and six month periods ended June 30, 2013 compared to prior year periods as we implemented the operations of The Place Media.

Total other expenses increased significantly for both the three and six-month periods ended June 30, 2013, from 0 to $215,866 and $216,973, respectively. Total other expense in the 2013 periods related entirely to convertible notes entered into during these periods, which provide for conversion at significant discounts to the market price of the Company’s Class B common stock. All such expense represents non-cash changes in estimated fair value on an “if converted” basis.

We plan to grow the presence of The Place magazines in the marketplace, increasing readership and establishing them as a leading travel and visitor magazine.

In addition, we are also seeking to expand our geographical presence of Mamma’s Best products throughout the Western United States as well as increase the number of retailers carrying our products. Specifically, Mamma’s Best is working on an agreement with a new distributor in effort to reach a larger geographical audience and bring their products to a broader spectrum of consumers within the natural marketplace. We have substantially completed the development of six new all natural jams, and we are working on the development of six uniquely flavored soup offerings to diversify our Mamma’s Best product offerings.

Liquidity and Capital Resources

Our current working capital and liquidity needs are provided by the operations of The Place Media, Mamma’s Best and Grocer’s Direct; working capital advances from our officers; convertible note financing; and private placements of our common stock.

Since we generally purchase inventory on a just in time basis we believe that cash provided by operations will be sufficient to meet our recurring obligations. Additionally, our officers have agreed to defer payment or forgive their outstanding obligations until such time as the Company obtains the appropriate level of operating resources or may accept equity settlements in the future.

During the six months ended June 30, 2013, we raised cash proceeds of $326,500 through the issuance of convertible promissory notes. Subsequent to June 30, 2013, we have raised additional cash proceeds by issuing convertible promissory notes having aggregate principal of $55,000 at maturity. In the event our current operations, including the operations of The Place Media and Mamma’s Best, are not sufficient to settle these obligations, we will need to raise additional capital.

In order to execute our growth strategy and acquire other businesses we may need to raise additional capital. We may raise funds through lending and/or through private placements of our common stock; however, at this time there are no firm future funding commitments by stockholders, management, or other third party investors.

Based on the continued availability of our funding sources described herein, we believe that we will have sufficient resources to maintain our on-going operations, at their current levels, for at least the next twelve months.

Off-Balance Sheet Arrangements

None.

Item 4. Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our principal executive officer to allow timely decisions regarding required disclosure.

Evaluation of disclosure and controls and procedures.

As of June 30, 2013, the Company carried out an evaluation, under the supervision and with the participation of our Principal Executive and Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation, the Company's Principal Executive and Financial Officer concluded that the Company's disclosure controls and procedures, which are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and are not operating in an effective manner.

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

Item 2. Recent Sales of Unregistered Securities

The Company did not issue any unregistered securities during the quarter ended June 30, 2013, other than certain convertible notes which have been previously disclosed in Current Reports on Form 8-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matter to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
4.1	Promissory Note Issued to Individual Accredited Investors dated April 3, 2013 (incorporated by reference to Exhibit 99.1 to Form 8-K filed with the Commission on April 10, 2013)
4.2	Form of Promissory Note Issued to Institutional Accredited Investor on April 11, 2013 and May 28, 2013 (incorporated by reference to Exhibit 99.2 to a Form 8-K filed with the Commission on March 12, 2013)
31	Section 302 Certification of Principal Executive and Financial Officer
32	Section 906 Certification of Principal Executive and Financial Officer
99.1	Temporary Hardship Exemption
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

*	To be furnished by amendment per Temporary Hardship Exemption under Regulation S-T.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL VISION HOLDINGS, INC.
Dated: August 19, 2013	/s/ Glen W. Carnes
Glen W. Carnes
Chief Executive Officer and Chairman of the Board
(Principal Executive, Accounting and Financial Officer)

