Form 10-Q/A
period 2013-06-30
Global Vision Holdings, Inc.
filed 2013-08-22
CIK 1497120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A

Amendment No. 1

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

1

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-Q, as originally filed on August 19, 2013.

2

Item 6. Exhibits

Exhibit No.	Description
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

____________

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

GLOBAL VISION HOLDINGS, INC.
Dated: August 22, 2013	/s/ Glen W. Carnes
Glen W. Carnes
Chief Executive Officer and Chairman of the Board
(Principal Executive, Accounting and Financial Officer)

4