Form 10-Q
period 2013-09-30
Global Vision Holdings, Inc.
filed 2013-11-19
CIK 1497120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

As of November 15, 2013, 72,264,778 shares of the registrant's Class B common stock and 70,000,000 shares of the registrant’s Class A common stock were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Global Vision Holdings, Inc. advises readers that, as of the date of this report, it has not obtained a review of the interim financial statements contained herein by its independent accountant using professional review standards and procedures as required by Rule 10-01(d) of Regulation S-X.

Global Vision Holdings, Inc

(formerly Versant International, Inc.)

CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$263	$15,883
Accounts receivable	63,318	8,810
Inventory	28,486	3,208
Prepaid expenses	40,742	165,558

Total current assets	132,809	193,459

Furniture and Fixtures, net	20,364

Other Assets
Deposits	10,075	–
Goodwill	1,110,076	86,985

Total assets	$1,273,324	$280,444

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$175,113	$40,842
Advance from shareholder	34,652	–
Convertible notes, net of discount	558,751	–
Current portions of promissory notes payable	55,000	–
Derivative liability	187,707	–

Total current liabilities	1,011,223	40,842

Long-Term Liabilities

Promissory notes payable, net of current portion	785,000	–

Total liabilities	1,796,223	40,842

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock: 25,000,000 shares authorized ($0.001 par value) none issued and outstanding	$–	$–
Class A Common stock, $.001 par value, 200,000,000 shares authorized and 70,000,000 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	70,000	70,000
Class B Common stock, $.001 par value, 675,000,000 shares authorized 72,264,778 and 71,570,334 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	72,264	71,570
Treasury stock	(1,084,600)	(1,084,600)
Additional paid in capital	3,825,335	3,806,143
Accumulated deficit	(3,405,898)	(2,623,511)

Total stockholders' equity (deficit)	(522,899)	239,602

Total liabilities and stockholders' equity (deficit)	$1,273,324	$280,444

The accompanying notes are an integral part of these financial statements.

Global Vision Holdings, Inc.

(formerly Versant International, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue

Net sales	$205,918	$3,804	$428,337	$8,983
Cost of goods sold	144,506	2,912	288,533	7,046

Gross margin	61,412	892	139,804	1,937

Expenses
Compensation	64,927	47,419	104,871	2,678,928
Sales and marketing	1,959	6,652	34,080	12,583
Professional fees	71,951	35,470	318,012	193,201
Other general and administrative	17,043	27,279	88,561	63,973

Total operating expenses	155,880	116,820	545,524	2,948,685

Loss from operations	(94,468)	(115,928)	(405,720)	(2,946,748)

Other income (expense)
Interest expense	(109,705)		(177,493)
Financing fees	(39,225)		(171,825)
Loss on change in fair value of derivatives	(10,764)	–	(27,349)	–

Total other expenses	(159,694)		(376,667)

Net loss	$(254,162)	$(115,928)	$(782,387)	$(2,946,748)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.03)

Weighted average shares outstanding	141,732,371	141,042,772	141,624,346	116,646,165

The accompanying notes are an integral part of these financial statements.

Global Vision Holdings, Inc.

(formerly Versant International, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,	September 30,
	2013	2012
	(unaudited)	(unaudited)
Cash Flows from Operating Activities

Net loss	$(782,387)	$(2,946,748)

Adjustments to reconcile net income to net cash provided by operating activities:

Stock based compensation	77,917	2,636,197
Non-cash finance fees and amortization of debt discount	349,318	–
Loss on change in fair value of derivatives	27,349
Change in accounts receivable	(54,508)	(959)
Change in prepaid expenses	19,484	(1,391)
Change in inventories	(25,278)	7,944
Change in deposits	(7,350)	–
Change in accounts payable	134,271	15,652

Net cash used in operating activities	(261,184)	(289,305)

Cash Flows from Investing Activities
Purchase of furniture and fixtures	(20,364)	–
Cash received in subsidiary acquisition	–	7,821

Net cash provided by (used in) operating activities	(20,364)	7,821

Cash Flows from Financing Activities
Proceeds from shareholder advances	55,400	–
Payments on shareholder advances	(20,748)	–
Proceeds from issuance of convertible promissory notes	370,912	–
Payments on promissory notes payable	(160,000)	–
Proceeds from issuances of common stock	–	309,600

Net cash provided by financing activities	245,564	309,600

Net increase in cash and cash equivalents	(15,620)	28,116

Cash and cash equivalents at beginning of the period	15,883	15,000

Cash and cash equivalents at end of the period	$263	$43,116

Supplementary Disclosures of Cash Flow Information

The Company did not pay any interest or taxes for the nine months ended September 30, 2013 and 2012, respectively

Non-Cash Investing and Financing Activities

During the nine months ended September 30, 2013 the Company issued the Seller notes payable totaling $860,000 related to its acquisition of its wholly-owned subsidiary, The Place Media.

During the nine months ended September 30, 2013 the Company issued 694,444 shares of Class B common stock for the settlement of convertible promissory notes with a principal balance of $15,000.

During the nine months ended September 30, 2012 the Company issued 10,000,000 shares of Class B common stock, valued at $100,000, to acquire the identifiable assets including goodwill along with the assumed liabilities of its wholly-owned subsidiary Mamma's Best, LLC.

The accompanying notes are an integral part of these financial statements.

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

Note 3 – Inventory

Our inventory is stated at the lower of cost or market using the FIFO method. We have entered into third party production agreements on an as needed basis, correspondingly, there are no purchase commitments related to inventory. As of September 30, 2013 and December 31, 2012 we had finished goods inventory valued at $28,486 and $3,208 held by our wholly-owned subsidiary Mamma’s Best, respectively. Periodic reviews for obsolescence are performed and applicable reserves are recognized. We have not recognized any reserves for obsolete inventory through the period covered by this report.

Note 4 – Notes Payable

During the nine months ended September 30, 2013, the Company entered into short-term convertible promissory notes in exchange for total cash proceeds of $370,912, which was used in the acquisition of The Place Media as described in Note 6 and to meet working capital obligations.

The notes are convertible into Class B shares of common stock, predominantly at a minimum discount of 45% to the lowest trailing market prices ranging from 10-25 days (see Current Report filings on Form 8-K throughout the period ended September 30, 2013 for more detail).

As of September 30, 2013 the Company recognized current obligations associated with these notes totaling $558,751 net of discounts of $206,158. The Company also recognized derivative liabilities of $187,707 associated with the variable conversion component of these notes. For the three and nine months ended September 30, 2013 the Company recognized non-cash interest and financing expenses of $148,930 and $349,318, respectively, associated with these notes and also recognized a cumulative loss of $27,349 related to fluctuations in the estimated fair value of the variable conversion component. All of the convertible notes mature prior to September 30, 2013.

During the three months ended September 30, 2013 the Company issued 694,444 shares of Class B common stock for the settlement of debt with a principal balance of $15,000.

The Company entered into a promissory note with the seller of its wholly-owned subsidiary, The Place Media, totaling $860,000. The note requires payments totaling $60,000 in $5,000 increments for the first twelve months subsequent to the acquisition agreement. The long-term portion of the obligation, totaling $785,000 is subject to certain adjustments as described in the Current Report on Form 8-K filed on April 17, 2013. As of September 30, 2013 the obligation associated with this promissory note totaled $840,000 of which $55,000 is classified as current.

Note 5 – Related Party Transactions

During the nine months ended September 30, 2013 our officers and key employees provided operating advances totaling $55,400 which are due on demand. As of September 30, 2013 the Company had remaining obligations due to related parties of $34,652.

Note 6 – Acquisition of The Place Media, LLC

On April 12, 2013 the Company completed the acquisition, subsequently operated a wholly-owned subsidiary of Global Vision Holdings, Inc, .of all of the assets of a division of Max Communicating Resources, Inc. entitled The Place Media, relating to the production and distribution of magazines and online publications under the series “The Place – The Insider’s Guide to Southern California” (the “Business”). The acquisition was completed pursuant to the terms of an Asset Purchase Agreement, dated as of April 12, 2013 (the “Purchase Agreement”), by and among The Place Media, LLC (“Buyer”, a wholly owned subsidiary of the Company), and Max Communicating Resources, Inc. (“Seller”).

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

In the event the Company acquired The Place on January 1, 2013, unaudited revenues associated with The Place for the nine months ended September 30, 2013 would have been approximately $646,000 compared to approximately $670,000 for the fiscal period ended 2012. Unadjusted and unaudited net income for the periods ended September 30, 2013 and 2012 are not currently estimable based on the information available as of the date of this report. The Company has recognized provisional amounts associated with this acquisition that are subject to further adjustment upon completion of the GAAP defined measurement period.

Note 7 – Subsequent Events

On November 5, 2013, the Company issued an additional 8% convertible promissory note with a cash maturity value of $18,500. The terms of this note, other than principal amount, are substantially the same as those previously reported in a Current Report on Form 8-K filed on November 13, 2013.

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

Business Overview & Plan of Operations

Overview

With our previously disclosed acquisition of The Place Media, LLC during the second quarter of 2013, we currently operate through four wholly owned subsidiaries: The Place Media, LLC, Mamma’s Best, LLC, Grocer’s Direct, LLC and Strategic Management Consultants.

The Place Media, LLC

The Place Magazines currently reaches over 1.5 million readers each month, distributed in-room and in lobbies of over 600 Southern California hotels, ranging from large Hilton, Radisson and Marriott locations to smaller beach boutique hotels. The magazines include insider tips on places to eat, things to do, as well as customized TV listings for the area and coupons for local attractions and theme parks. Advertisers fall into several categories:

•	Large theme parks, including Disneyland, Universal Studios Hollywood, Legoland, and Sea World;
•	Theaters, such as the Pantages;
•	Professional sporting teams, including the Los Angeles Angels of Anaheim;
•	Large scale retail venues, including The District of Tustin, Downtown Buena Park and Long Beach Town Center; and
•	Restaurants, including The White House, Downtown Disney, Rain Forest Café, House of Blues, Jazz Kitchen, Angelo & Vinci’s and the Patina Group Restaurants.

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

In line with our previous quarter’s strategic plan, in the July 2013 issue we launched a new larger size of the magazine to appeal to a greater audience and help bring on more retailers and restaurants as advertisers, and to compete effectively with other publications that we consider competitors in the industry.

Mamma’s Best, LLC

Through our wholly-owned subsidiary, Mamma’s Best, LLC we sell unique, all natural food products based on family recipes of the subsidiaries’ founders. Through the date of this report all of our sales were from a total of four sauces and marinades available at up to 375 natural and organic food outlets across the Western United States, representing an increase in expansion to new retail locations of approximately 10% relative to the last quarter.

Mamma’s Best continues to experience exciting changes. Mamma’s Best products are now sold in all Whole Foods and Sprouts throughout California, as well as other high-end specialty stores. In addition, Mamma’s Best sauces are also sold by the gallon and at certain outlets are used to create prepared foods on display at the meat counters, and are featured in prime placement locations within the grocery section.

As discussed in our prior quarter’s expansion plans, we are pleased to announce that Mamma’s Best has rolled out an entirely new product line of six homemade jams, including exciting flavors such as Mango-Habanero, Blackberry-Pear and Acai-Blueberry. These jams are available in the same food outlets across the Western United States as the sauce and marinade product line.

Mamma’s Best is also working to expand its product line to include a new line of soups, which is currently in the research and development phase. In addition, Mamma’s Best is working on some new flavors to their line of sauces and marinades.

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

The analysis of new business opportunities will be undertaken by or under the supervision of Glen W. Carnes, our Chief Executive Officer and Chairman and Professor John Jackson, an independent director. Mr. Carnes possesses significant investment banking and acquisition experience to enhance our ability to identify acquisition targets. Mr. Carnes has over 16 years of experience and involvement with these types of transactions across a wide array of industries. Correspondingly, we believe the contacts obtained along with the experience in analyzing and accounting for these types of transactions is significantly beneficial in identifying potential acquisition targets.

We presently have seven employees including our sole officer, Glen W. Carnes.

Results of Operations

Our analysis of the results of operations for the nine month period ended September 30, 2013 reflects the operations of the Company on a consolidated basis. The impact of our acquisition of The Place Media LLC on April 12, 2013 is reflected in the three and nine months ended September 30, 2013, but not in the corresponding prior year periods.

For the three and nine months ended September 30, 2013, our revenues increased to $205,918 and $428,337, respectively, representing increases of $188,611 and $419,354 for these periods. These increases represented the impact of our acquisition of The Place Media. Our revenue from The Place Media is derived primarily from advertising revenue and, to a lesser degree, revenue from the placement of physical magazines in hotels and other establishments.

Our cost of goods sold increased to $144,506 and $288,533 for the three and nine-month periods ended September 30, 2013, representing increases of $141,594 and $281,487, respectively, in-line with the increased revenue primarily attributable to our acquisition of The Place Media. Our gross margin, as a percentage of Net sales, increased from 23% to 30%, comparing the three-month period ended September 30, 2013 to the corresponding prior year period. Comparing the nine-month period ended September 30, 2013 to the corresponding prior year period, our gross margin as a percentage of Net sales increased from 22% to 33%.

Professional fees increased approximately $36,481 and $124,811 from the three and nine months ended September 30, 2012, respectively, primarily due to increased accounting, audit, and legal fees associated with the filing of our annual report for the year ended December 31, 2012 and acquisition expenses associated with our purchase of The Place Media, including due diligence expense.

Compensation expense decreased from $2,678,928 for the nine months ended September 30, 2012 to $104,871 for the nine months ended September 30, 2013 since we did not incur significant stock based compensation during the nine months ended September 30, 2013. For the three months ended September 30, 2013, compensation expense increased to $64,927 from $47,419 in the corresponding prior period. With the acquisition of The Place Media, we have implemented initiatives designed to increase efficiency and control employment and consulting costs.

In line with our expectations, and despite a slight decrease in costs for the three months ended September 30, 2013 from the comparable 2012 period, other general and administrative increased approximately 38% for the nine month period ended September 30, 2013 compared to prior year period as we implemented the operations of The Place Media.

Total other expenses increased significantly for both the three and nine-month periods ended September 30, 2013, from $0 to $159,694 and $376,667, respectively. Total other expense in the 2013 periods related to convertible notes entered into during these periods, which provide for conversion at significant discounts to the market price of the Company’s Class B common stock. All such expense represents non-cash changes in estimated fair value on an “if converted” basis.

We plan to grow the presence of The Place magazines in the marketplace, increasing readership and establishing them as a leading travel and visitor magazine.

In addition, we are also seeking to expand our geographical presence of Mamma’s Best products throughout the Western United States as well as increase the number of retailers carrying our products. Specifically, Mamma’s Best is now working with UNFI, a large distributor, in effort to reach a larger geographical audience and bring their products to a broader spectrum of consumers within the natural marketplace. We have substantially completed the development of six new all natural jams, and we are working on the development of six uniquely flavored soup offerings to diversify our Mamma’s Best product offerings.

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

During the nine months ended September 30, 2013, we raised cash proceeds of $370,912 through the issuance of convertible promissory notes. In the event our current operations, including the operations of The Place Media and Mamma’s Best, are not sufficient to settle these obligations, we will need to raise additional capital.

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

As of September 30, 2013, the Company carried out an evaluation, under the supervision and with the participation of our Principal Executive and Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation, the Company's Principal Executive and Financial Officer concluded that the Company's disclosure controls and procedures, which are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and are not operating in an effective manner.

Changes in internal controls over financial reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Recent Sales of Unregistered Securities

During the three months ended September 30, 2013 the Company issued 694,444 shares of Class B common stock for the settlement of debt with a principal balance of $15,000.

The Company did not issue any other unregistered securities during the quarter ended September 30, 2013, other than certain convertible notes which have been previously disclosed in Current Reports on Form 8-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matter to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
4.1	Form of Promissory Note Issued to Institutional Accredited Investor on August 8, 2013 (incorporated by reference to Exhibit 99.2 to a Form 8-K filed with the Commission on March 12, 2013)
31	Section 302 Certification of Principal Executive and Financial Officer
32	Section 906 Certification of Principal Executive and Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL VISION HOLDINGS, INC.

Dated: November 19, 2013	/s/ Glen W. Carnes
Glen W. Carnes
Chief Executive Officer and Chairman of the Board
(Principal Executive, Accounting and Financial Officer)

